Form 10-Q
period 2001-09-28
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2001-11-08
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2001

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 8, 2001 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 28, 2001  DECEMBER 29, 2000
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
Income receivable                                                                             15,949             15,949
                                                                                          ----------         ----------
Total Assets                                                                              $  892,249         $  892,249
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,949         $   15,949
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   850,000            850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  892,249         $  892,249
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  15,949            $  15,949
                                                                              =========            =========


                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                     ------------------   ------------------

EARNINGS

Income on partnership preferred securities                                    $  47,846            $  47,846
                                                                              =========            =========




See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE NINE MONTHS ENDED
                                                          ---------------------------------------

                                                          SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              47,846               47,846
Distributions                                                        (31,897)             (31,897)
Distributions payable                                                (15,949)             (15,949)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,846            $  47,846
   Increase in income receivable                                                             -              (15,949)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             47,846               31,897
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (47,846)             (31,897)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (47,846)             (31,897)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 28, 2001 and September 29, 2000.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 28, 2001
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 28, 2001   DECEMBER 29, 2000
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,501              10,436
                                                                                  ----------          ----------
   Total investments                                                               1,031,141           1,031,076

Income receivable                                                                     18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,718          $1,049,653
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,842             154,777
                                                                                  ----------          ----------
   Total partners' capital                                                         1,031,142           1,031,077
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,718          $1,049,653
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Treasury bills                                                 107                  154
                                                                ----------           ----------
Earnings                                                        $   18,683           $   18,730
                                                                ==========           ==========


                                                                 FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   55,727           $   55,727
   U.S. Treasury bills                                                 384                  439
                                                                ----------           ----------
Earnings                                                        $   56,111           $   56,166
                                                                ==========           ==========




See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              47,846               47,846
Distributions                                                       (31,897)             (31,897)
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,777              154,747
Net income allocated to general partner                               8,265                8,320
Distributions                                                        (5,573)              (5,525)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,842              154,915
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,031,142           $1,031,215
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  56,111             $ 56,166
   Accretion of U.S. Treasury bills                                                       (384)                (439)
   Decrease in income receivable                                                             -              (18,576)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             55,727               37,151
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (10,309)             (10,310)
   Maturities of investment securities                                                  10,629               10,581
                                                                                     ---------            ---------
      Cash used for financing activities                                                   320                  271
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (47,846)             (31,897)
   Distributions to general partner                                                     (8,201)              (5,525)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (56,047)             (37,422)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    1                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at September 28, 2001 and September 29, 2000.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 28, 2001
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 29, 2000. The December 29, 2000 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2001.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                              Name: John C. Stomber
                             Title: Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING V, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                              Name: John C. Stomber
                               Title:  Senior Vice President and Treasurer



------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions