Form 10-Q
period 2001-12-28
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2002-03-28
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 28, 2001

                     MERRILL LYNCH PREFERRED CAPITAL TRUST V
        (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-10

       Delaware                                        13-7140866
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    4  World Financial Center
         New York, New York                               10080
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (212) 449-1000

           SECURITIES  REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
7.28% Trust Originated  Preferred             New York Stock  Exchange
    Securities  ("TOPrS")
 (and the related guarantee)

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
7.28% Partnership Preferred                     New York Stock  Exchange
   Securities (and the
    related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 28, 2002, no voting stock was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED OCTOBER 29, 1998, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-3 (No. 333-59997) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN PART I
================================================================================





                                     PART I
                                     ------
ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST V

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



         MERRILL LYNCH PREFERRED FUNDING V, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on January 8, 1998, which was subsequently amended by an amended and restated agreement of limited partnership dated November 3, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

The information set forth under the headings "Merrill Lynch Preferred Capital Trust V", "Merrill Lynch Preferred Funding V, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated October 29, 1998 of the Trust and the Partnership is incorporated by reference herein.


ITEM 2.  PROPERTIES
         ----------

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

(a) There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

(b) All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from November 3, 1998 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing December 30, 1998, at an annual rate of 7.28% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7.28%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.



ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Registrants activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Since the Trust was organized on January 8, 1998, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on January 8, 1998, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

On November 3, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from ML & Co. in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-15 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustee :         John C. Stomber

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

John C. Stomber is Senior Vice  President  and Treasurer of the Company.
Mr. Stomber joined the Company in March 1999. Mr. Stomber was an employee of Deutsche Bank from 1991 to March 1999, serving as Deutsche Bank's Treasurer for the Americas Region starting in 1996.

With the exception of Mr. Stomber, each Trustee has served since the Trust was organized on January 8, 1998. Mr. Stomber has served since September 30, 1999. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in ITEM 1. - Business and ITEM 5. - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

None.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)       Documents filed as part of this Report:

          1.   Financial Statements

          The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-15.

          2.   Financial Statement Schedules

          None.

          3.   Exhibits

          Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

          4.1 Certificate of Trust dated January 8, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-04))

          4.2 Form of Amended and Restated Declaration of Trust of the Trust(incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the "Registration Statement"))

          4.3 Certificate of Limited Partnership, dated as of January 8, 1998, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-03))

          4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 of the Registration Statement)

          4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

          4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

          4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

          4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

          4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above)

          4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

          4.11 Form of  Subordinated  Debenture  (incorporated  by  reference to
               Exhibit 4.11 to the Registration Statement)

          12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

          23*  Consent of Deloitte & Touche LLP


(b)       Reports on Form 8-K

          None.

-------------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST V

     Balance Sheets, December 28, 2001 and December 29, 2000               F-2

     Statements of Earnings, Year Ended December 28, 2001, December 29, 2000
          and December 31, 1999                                            F-3

     Statements of Changes in Stockholders' Equity, Year Ended December 28,
          2001, December 29, 2000 and December 31, 1999                    F-4

     Statements of Cash Flows, Year Ended December 28, 2001,
          December 29, 2000 and December 31, 1999                          F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING V, L.P.

     Balance Sheets, December 28, 2001 and December 29, 2000               F-9

     Statements of Earnings, Year Ended December 28, 2001, December 29, 2000
          and December 31, 1999                                            F-10

     Statements of Changes in Partners' Capital, Year Ended
          December 28, 2001, December 29, 2000 and December 31, 1999       F-11

     Statements of Cash Flows, Year Ended December 28, 2001,
          December 29, 2000 and December 31, 1999                          F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 28, 2001       DECEMBER 29, 2000
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  876,300              $  876,300
Income receivable                                                        15,949                  15,949
                                                                     ----------              ----------
Total Assets                                                         $  892,249              $  892,249
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $   15,949              $   15,949
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (7.28%  Trust
         Originated  Preferred   Securities;
         34,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           850,000                 850,000
     Common securities (7.28% Trust Common
         Securities; 1,052,000 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            26,300                  26,300
                                                                     ----------              ----------
     Total Stockholders' equity                                         876,300                 876,300
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  892,249              $  892,249
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         DECEMBER 28, 2001     DECEMBER 29, 2000       DECEMBER 31, 1999
                                                         -----------------     -----------------       -----------------
EARNINGS

Income on partnership preferred securities                       $  63,795             $  63,795               $  63,795
                                                                 =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                               FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         DECEMBER 28, 2001     DECEMBER 29, 2000       DECEMBER 31, 1999
                                                         -----------------     -----------------       -----------------

PREFERRED SECURITIES
Balance, beginning of period                                     $ 850,000             $ 850,000               $ 850,000
                                                                 ---------             ---------               ---------
Balance, end of period                                             850,000               850,000                 850,000
                                                                 ---------             ---------               ---------
COMMON SECURITIES
Balance, beginning of period                                        26,300                26,300                  26,300
                                                                 ---------               -------                 -------
Balance, end of period                                              26,300                26,300                  26,300
                                                                 ---------               -------                 -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                             -                     -                       -
Earnings                                                            63,795                63,795                  63,795
Distributions                                                      (47,846)              (47,846)                (63,795)
Distributions payable                                              (15,949)              (15,949)                      -
                                                                 ---------             ---------               ---------
Balance, end of period                                                   -                     -                       -
                                                                 ---------             ---------               ---------
Total Stockholders' Equity                                       $ 876,300             $ 876,300               $ 876,300
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         DECEMBER 28, 2001     DECEMBER 29, 2000       DECEMBER 31, 1999
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 63,795              $ 63,795                $ 63,795
  (Increase) decrease  in income receivable                              -               (15,949)                 10,101
                                                                  --------              --------                --------
        Cash provided by operating activities                       63,795                47,846                  73,896
                                                                  --------              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (63,795)              (47,846)                (73,896)
                                                                  --------              --------                --------
        Cash (used for) provided by financing activities            63,795               (47,846)                (73,896)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479 were accrued at December 28, 2001 and December 29, 2000, respectively and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust V (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on January 8, 1998 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively),
(ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding V, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed.

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred and Common Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENT

The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------

3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 35,052,000 7.28% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after September 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4.  STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES

The Trust issued 34,000,000 7.28% Trust Preferred Securities, $25 liquidation amount per security in a public offering on November 3, 1998. The Trust Preferred Securities are redeemable on or after September 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank equally with the most senior preferred stock of the Company.

TRUST COMMON SECURITIES

The Trust issued 1,052,000 7.28% Trust Common Securities, $25 liquidation amount per security, to the Company on November 3, 1998. The Trust Common Securities are redeemable on or after September 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust V

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust V (the "Trust") as of December 28, 2001 and December 29, 2000, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 28, 2001 and December 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP


New York, New York
March 28, 2002


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 28, 2001           DECEMBER 29, 2000
                                                           -----------------           -----------------

ASSETS

Cash                                                             $        1                   $        1

Investments:
     Affiliate debentures                                         1,020,640                    1,020,640
     U.S. Treasury bills                                             10,608                       10,436
                                                                 ----------                   ----------
     Total investments                                            1,031,248                    1,031,076

Interest receivable                                                  18,576                       18,576
                                                                 ----------                   ----------
Total Assets                                                     $1,049,825                   $1,049,653
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $   18,576                   $   18,576
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   876,300                      876,300
     General partnership interest                                   154,949                      154,777
                                                                 ----------                   ----------
     Total partners' capital                                      1,031,249                    1,031,077
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $1,049,825                   $1,049,653
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------


                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         DECEMBER 28, 2001     DECEMBER 29, 2000       DECEMBER 31, 1999
                                                         -----------------     -----------------       -----------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  74,303             $  74,303               $  74,303
     U.S. Treasury bills                                               491                   598                     495
                                                                 ---------             ---------               ---------
Earnings                                                         $  74,794             $  74,901               $  74,798
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         DECEMBER 28, 2001     DECEMBER 29, 2000       DECEMBER 31, 1999
                                                         -----------------     -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                    $  876,300            $  876,300              $  876,300
Net income allocated to limited partner                             63,795                63,795                  63,795
Distributions                                                      (47,846)              (47,846)                (63,795)
Distributions payable                                              (15,949)              (15,949)                      -
                                                                 ---------             ---------               ---------
Balance, end of period                                             876,300               876,300                 876,300
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                       154,777               154,747                 154,714
Capital contribution                                                     -                     -                       -
Net income allocated to general partner                             10,999                11,106                  11,003
Distributions                                                       (8,200)               (8,449)                (10,970)
Distributions payable                                               (2,627)               (2,627)                      -
                                                                 ---------             ---------               ---------
Balance, end of period                                             154,949               154,777                 154,747
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                         $1,031,249            $1,031,077              $1,031,047
                                                                ==========            ==========              ==========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         DECEMBER 28, 2001     DECEMBER 29, 2000       DECEMBER 31, 1999
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 74,794            $   74,901              $   74,798
     Accretion of U.S. Treasury bills                                 (491)                 (598)                   (495)
     (Increase) decrease in interest receivable                          -               (18,576)                 11,765
                                                                  --------              --------                --------
        Cash provided by operating activities                       74,303                55,727                  86,068
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (10,309)              (20,619)                (20,619)
     Maturities of investment securities                            10,629                21,187                  21,082
                                                                  --------             ---------               ---------
        Cash provided by (used for) investing activities               320                   568                     463
                                                                  --------             ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (63,795)              (47,846)                (73,896)
     Distributions to general partner                              (10,828)               (8,449)                (12,634)
                                                                  --------             ---------               ---------
        Cash (used for) provided by financing activities           (74,623)              (56,295)                (86,530)
                                                                  --------             ---------               ---------

NET CHANGE IN CASH                                                       -                     -                       1

CASH, BEGINNING OF PERIOD                                                1                     1                       -
                                                                  --------             ---------               ---------
CASH, END OF PERIOD                                               $      1             $       1               $       1
                                                                  ========             =========               =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at December 28, 2001 and December 29, 2000, and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding V, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on January 8, 1998 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust V (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------


3. INVESTMENT IN AFFILIATE DEBENTURES

The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7.28% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after September 30, 2008, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


4. PARTNERS' CAPITAL

The Partnership issued 35,052,000 7.28% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on November 3, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after September 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks equally with the most senior preferred stock of the Company.

Contemporaneously with the issuance of the Partnership Preferred Securities, the Company, as general partner, contributed capital to the Partnership in the amount of approximately $155.0 million. The Partnership may at times have excess funds which are allocated to the Company and may, in the Company's sole discretion, be distributed to the Company to the extent that aggregate payments by the Company to the Partnership exceed distributions accumulated or payable with respect to the Partnership Preferred Securities.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding V,
  L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") as of December 28, 2001 and December 29, 2000, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 28, 2001 and December 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/  Deloitte & Touche LLP


New York, New York
March 28, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                             By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name: John C. Stomber
                             Title: Regular Trustee



------------
  * There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ ANDREA L. DULBERG                   Secretary
-----------------------------------------
       (Andrea L. Dulberg)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 28th day of March, 2002.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/ DAVID H. KOMANSKY                   Director, Chairman of the Board,
-----------------------------------------   and Chief Executive Officer
       (David H. Komansky)                  (Principal Executive Officer)




    /s/ THOMAS H. PATRICK                   Executive Vice President and Chief
-----------------------------------------   Financial Officer (Principal
       (Thomas H. Patrick)                  Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W.H. CLARK                          Director
-----------------------------------------
       (W.H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)


    /s/ ROBERT P. LUCIANO                   Director
-----------------------------------------
       (Robert P. Luciano)


                                            Director
-----------------------------------------
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ E. STANLEY O'NEAL                   Director
-----------------------------------------
       (E. Stanley O'Neal)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

                                  EXHIBIT INDEX


4.1 Certificate of Trust dated January 8, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-04))

4.2  Form  of  Amended  and   Restated   Declaration   of  Trust  of  the  Trust
     (incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the "Registration Statement"))

4.3 Certificate of Limited Partnership, dated as of January 8, 1998, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-03))

4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 of the Registration Statement)

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above)

4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement)

12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

23*  Consent of Deloitte & Touche LLP


 ---------------------

* Filed herewith