Form 10-Q
period 2002-03-29
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2002-05-09
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 29, 2002

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of May 9, 2002 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 29, 2002  DECEMBER 28, 2001
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                         MARCH 29, 2002       MARCH 30, 2001
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
                                                                              =========            =========




See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS ENDED
                                                              -----------------------------------

                                                              MARCH 29, 2002       MARCH 30, 2001
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              15,949               15,949
Distributions                                                              -              (15,949)
Distributions payable                                                (15,949)                   -
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                MARCH 29, 2002       MARCH 30, 2001
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,949            $  15,949
   Increase in income receivable                                                             -               15,949
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,949               31,898
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (15,949)             (31,898)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,949)             (31,898)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at March 29, 2002.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 29, 2002
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 28, 2001. The December 28, 2001 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular
Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              MARCH 29, 2002   DECEMBER 28, 2001
                                                                              --------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,326              10,608
                                                                                  ----------          ----------
   Total investments                                                               1,030,966           1,031,248

Income receivable                                                                     18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,543          $1,049,825
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,667             154,949
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,967           1,031,249
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,543          $1,049,825
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                            MARCH 29, 2002       MARCH 30, 2001
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Treasury bills                                                  89                  160
                                                                ----------           ----------
Earnings                                                        $   18,665           $   18,736
                                                                ==========           ==========




See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                             -----------------------------------

                                                             MARCH 29, 2002       MARCH 30, 2001
                                                             --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              15,949               15,949
Distributions                                                             -              (15,949)
Distributions payable                                               (15,949)                   -
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,949              154,777
Net income allocated to general partner                               2,716                2,787
Distributions                                                          (371)              (2,627)
Distributions payable                                                (2,627)                   -
                                                                 ----------           ----------
Balance, end of period                                              154,667              154,937
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                         $ 1,030,967          $ 1,031,237
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                MARCH 29, 2002       MARCH 30, 2001
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,665             $ 18,736
   Accretion of U.S. Treasury bills                                                        (89)                (160)
   Decrease in income receivable                                                             -               18,576
                                                                                     ---------            ---------
      Cash provided by operating activities                                             18,576               37,152
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of investment securities                                                  (10,310)                   -
   Maturities of investment securities                                                  10,681                    -
                                                                                     ---------            ---------
      Cash used for financing activities                                                   371                    -
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)             (31,898)
   Distributions to general partner                                                     (2,998)              (5,254)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (18,947)             (37,152)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    1                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at March 29, 2002.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
MARCH 29, 2002.
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 28, 2001. The December 28, 2001 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General
Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2002.


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