Form 10-Q
period 2002-09-27
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2002-11-07
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2002

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 7, 2002 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 27, 2002  DECEMBER 28, 2001
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
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
                                                                              =========            =========


                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
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

                                                          SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
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
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,846            $  47,846
   Increase in income receivable                                                             -                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             47,846               47,846
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (47,846)             (47,846)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (47,846)             (47,846)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 27, 2002 and September 28, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 27, 2002
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 27, 2002   DECEMBER 28, 2001
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,324              10,608
                                                                                  ----------          ----------
   Total investments                                                               1,030,964           1,031,248

Income receivable                                                                     18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,541          $1,049,825
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,665             154,949
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,965           1,031,249
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,541          $1,049,825
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Treasury bills                                                  46                  107
                                                                ----------           ----------
Earnings                                                        $   18,622           $   18,683
                                                                ==========           ==========


                                                                 FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   55,727           $   55,727
   U.S. Treasury bills                                                 183                  384
                                                                ----------           ----------
Earnings                                                        $   55,910           $   56,111
                                                                ==========           ==========




See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              47,846               47,846
Distributions                                                       (31,897)             (31,897)
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,949              154,777
Net income allocated to general partner                               8,064                8,265
Distributions                                                        (5,721)              (5,573)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,665              154,842
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,965           $1,031,142
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  55,910             $ 56,111
   Accretion of U.S. Treasury bills                                                       (183)                (384)
   Decrease in income receivable                                                             -                    -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             55,727               55,727
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (20,619)             (10,309)
   Maturities of investment securities                                                  21,086               10,629
                                                                                     ---------            ---------
      Cash provided by financing activities                                                467                  320
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (47,846)             (47,846)
   Distributions to general partner                                                     (8,348)              (8,201)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (56,194)             (56,047)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    1                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at September 27, 2002 and September 28, 2001.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 27, 2002
--------------------------------------------------------------------------------



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

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of a date within 90 days of the filing of this Form 10-Q, the officer who functions as the equivalent of the Chief Executive Officer and Chief Financial Officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of November, 2002.


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

                                  Certification
                                  -------------

I, John C. Stomber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Merrill Lynch Preferred Capital Trust V and Merrill Lynch Preferred Funding V, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V


                               By:  /s/ JOHN C. STOMBER
                                    --------------------------------------------
                               Name:  John C. Stomber *
                               Title: Regular Trustee




                               MERRILL LYNCH PREFERRED FUNDING V, L.P.

                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By:  /s/ JOHN C. STOMBER
                                    --------------------------------------------
                               Name:  John C. Stomber *
                               Title: Senior Vice President and Treasurer




Dated:  November 7, 2002

_______________
* John C. Stomber functions as the equivalent of the Chief Executive Officer and Chief Financial Officer of each of the Trust and the Partnership for purposes of
Section 302 of the Sarbanes-Oxley Act of 2002.

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002