Form 10-Q
period 2003-03-28
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2003-05-08
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 2003

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

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 8, 2003 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 28, 2003  DECEMBER 27, 2002
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                         MARCH 28, 2003       MARCH 29, 2002
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  15,949            $  15,949
                                                                              =========            =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------

                                                              MARCH 28, 2003       MARCH 29, 2002
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              15,949               15,949
Distributions payable                                                (15,949)             (15,949)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 28, 2003       MARCH 29, 2002
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,949            $  15,949
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,949               15,949
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (15,949)             (15,949)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,949)             (15,949)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at March 28, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
MARCH 28, 2003
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 27, 2002. The December 27, 2002 balance sheet information was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              MARCH 28, 2003   DECEMBER 27, 2002
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        -          $        -

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Treasury bills                                                                10,319              10,368
                                                                                  ----------          ----------
   Total investments                                                               1,030,959           1,031,008

Income receivable                                                                     18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,535          $1,049,584
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,659             154,708
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,959           1,031,008
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,535          $1,049,584
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                            MARCH 28, 2003       MARCH 29, 2002
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Treasury bills                                                  38                   89
                                                                ----------           ----------
Earnings                                                        $   18,614           $   18,665
                                                                ==========           ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------

                                                             MARCH 28, 2003       MARCH 29, 2002
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              15,949               15,949
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,708              154,949
Net income allocated to general partner                               2,665                2,716
Distributions                                                           (87)                (371)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,659              154,667
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,959           $1,030,967
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE THREE MONTHS ENDED
                                                                            ---------------------------------------

                                                                                MARCH 28, 2003       MARCH 29, 2002
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,614             $ 18,665
   Accretion of U.S. Treasury bills                                                        (38)                 (89)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             18,576               18,576
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (10,309)             (10,310)
   Maturities of investment securities                                                  10,396               10,681
                                                                                     ---------            ---------
      Cash provided by financing activities                                                 87                  371
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)             (15,949)
   Distributions to general partner                                                     (2,714)              (2,998)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (18,663)             (18,947)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at March 28, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
MARCH 28, 2003
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 27, 2002. The December 27, 2002 balance sheet information was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There are no material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.



ITEM 4.  CONTROLS AND PROCEDURES

The person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-Q. Based on this evaluation, the person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective and that there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of May, 2003.


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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V


                               By:  /s/ JOHN C. STOMBER
                                    --------------------------------------------
                               Name:  John C. Stomber *
                               Title: Regular Trustee




                               MERRILL LYNCH PREFERRED FUNDING V, L.P.

                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By:  /s/ JOHN C. STOMBER
                                    --------------------------------------------
                               Name:  John C. Stomber *
                               Title: Treasurer




Dated:  May 8, 2003

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