Form 10-Q
period 2003-09-26
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2003-11-06
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2003

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

As of November 6, 2003 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          SEPTEMBER 26, 2003 DECEMBER 27, 2002
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                              --------------------------------------------

                                                                              SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                              ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  15,949            $  15,949
                                                                              =========            =========


                                                                                   FOR THE NINE MONTHS ENDED
                                                                              --------------------------------------------

                                                                              SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                              ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  47,846            $  47,846
                                                                              =========            =========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                       FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
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
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,846            $  47,846
                                                                                     ---------            ---------
      Cash provided by operating activities                                             47,846               47,846
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (47,846)             (47,846)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (47,846)             (47,846)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 26, 2003 and September 27, 2002.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 26, 2003
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 26, 2003  DECEMBER 27, 2002
                                                                                  ------------------  -----------------
ASSETS

Cash                                                                              $        -          $        -

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Government and agencies                                                       10,318              10,368
                                                                                  ----------          ----------
   Total investments                                                               1,030,958           1,031,008

Income receivable                                                                     18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,534          $1,049,584
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,658             154,708
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,958           1,031,008
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,534          $1,049,584
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                      FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Government and agencies                                         29                   46
                                                                ----------           ----------
Earnings                                                        $   18,605           $   18,622
                                                                ==========           ==========


                                                                    FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   55,727           $   55,727
   U.S. Government and agencies                                         98                  183
                                                                ----------           ----------
Earnings                                                        $   55,825           $   55,910
                                                                ==========           ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                         FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              47,846               47,846
Distributions                                                       (31,897)             (31,897)
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,708              154,949
Net income allocated to general partner                               7,979                8,064
Distributions                                                        (5,402)              (5,721)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,658              154,665
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,958           $1,030,965
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     ----------------------------------------

                                                                                     SEPTEMBER 26, 2003    SEPTEMBER 27, 2002
                                                                                     ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  55,825             $ 55,910
   Accretion of U.S. Government and agencies                                               (98)                (183)
                                                                                     ---------             --------
      Cash provided by operating activities                                             55,727               55,727
                                                                                     ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (20,619)             (20,619)
   Maturities of investment securities                                                  20,767               21,086
                                                                                     ---------             --------
      Cash provided by investing activities                                                148                  467
                                                                                     ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (47,846)             (47,846)
   Distributions to general partner                                                     (8,029)              (8,348)
                                                                                     ---------             --------
      Cash used for financing activities                                               (55,875)             (56,194)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      1
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at September 26, 2003 and September 27, 2002.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 26, 2003
--------------------------------------------------------------------------------



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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which approximates fair value.

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



ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust's and the Partnership's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                               By: /s/ LINDA L. LOWRY
                                   ---------------------------------------------
                               Name:   Linda L. Lowry
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING V, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN J. FOSINA
                                   ---------------------------------------------
                               Name:   John J. Fosina
                               Title:  Controller, Merrill Lynch & Co., Inc.



Date:  November 6, 2003
-----------------------

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

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       15