Form 10-Q
period 2004-03-26
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2004-05-06
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 26, 2004

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

As of May 6, 2004 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      March 26, 2004  December 26, 2003
                                                                                      --------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
Interest receivable from affiliates                                                           15,949             15,949
                                                                                          ----------         ----------
Total Assets                                                                              $  892,249         $  892,249
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,949         $   15,949
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   850,000            850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  892,249         $  892,249
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                         March 26, 2004       March 28, 2003
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

                                                              March 26, 2004       March 28, 2003
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
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 26, 2004       March 28, 2003
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,949           $   15,949
                                                                                     ---------            ---------
      Cash provided by operating activities                                             15,949               15,949
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (15,949)             (15,949)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (15,949)             (15,949)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at March 26, 2004 and March 28, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 26, 2004
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 26, 2003. The December 26, 2003 balance sheet information was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding V, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                              March 26, 2004   December 26, 2003
                                                                              --------------   -----------------
ASSETS

Cash                                                                              $        -          $        -

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Government and agencies                                                       10,340              10,319
                                                                                  ----------          ----------
   Total investments                                                               1,030,980           1,030,959

Interest receivable from affiliates                                                   18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,556          $1,049,535
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,680             154,659
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,980           1,030,959
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,556          $1,049,535
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                            March 26, 2004       March 28, 2003
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Government and agencies                                         21                   38
                                                                ----------           ----------
Earnings                                                        $   18,597           $   18,614
                                                                ==========           ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                   FOR THE THREE MONTHS ENDED
                                                             -----------------------------------

                                                             March 26, 2004       March 28, 2003
                                                             --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              15,949               15,949
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,659              154,708
Net income allocated to general partner                               2,648                2,665
Distributions                                                             -                  (87)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,680              154,659
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,980           $1,030,959
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 26, 2004       March 28, 2003
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,597            $  18,614
   Accretion of U.S. Government and agencies                                               (21)                 (38)
                                                                                     ---------             --------
      Cash provided by operating activities                                             18,576               18,576
                                                                                     ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                        -              (10,309)
   Maturities of investment securities                                                       -               10,396
                                                                                     ---------             --------
      Cash provided by investing activities                                                  -                   87
                                                                                     ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)             (15,949)
   Distributions to general partner                                                     (2,627)              (2,714)
                                                                                     ---------             --------
      Cash used for financing activities                                               (18,576)             (18,663)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at March 26, 2004 and March 28, 2003.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 26, 2004
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 26, 2003. The December 26, 2003 balance sheet information was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which approximate fair value.

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



ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31.1 Rule 13a - 14(a) Certification.

         31.2 Rule 13a - 14(a) Certification.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                               By: /s/ HAIG J. NARGESIAN
                                   ---------------------------------------------
                               Name:   Haig J. Nargesian
                               Title:  Regular Trustee


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



Date: May 6, 2004
-----------------

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

31.1     Rule 13a - 14(a) Certification.

31.2     Rule 13a - 14(a) Certification.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       15