Form 10-Q
period 2004-06-25
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2004-08-04
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 25, 2004

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

As of August 4, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       June 25, 2004  December 26, 2003
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  876,300         $  876,300
Interest receivable from affiliates                                                           15,948             15,949
                                                                                          ----------         ----------
Total Assets                                                                              $  892,248         $  892,249
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,948         $   15,949
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   850,000            850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300             26,300
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                876,300            876,300
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  892,248         $  892,249
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                          ----------------------------------

                                                                          June 25, 2004        June 27, 2003
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $  15,948            $  15,948
                                                                              =========            =========


                                                                              FOR THE SIX MONTHS ENDED
                                                                          ----------------------------------

                                                                          June 25, 2004        June 27, 2003
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
                                                                              =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTHS ENDED
                                                               ----------------------------------

                                                               June 25, 2004        June 27, 2003
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              31,897               31,897
Distributions                                                        (15,949)             (15,949)
Distributions payable                                                (15,948)             (15,948)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $478, respectively, were accrued at June 25, 2004 and June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               June 25, 2004   December 26, 2003
                                                                               -------------   -----------------
ASSETS

Cash                                                                              $        -          $        -

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Government and agencies                                                       10,320              10,319
                                                                                  ----------          ----------
   Total investments                                                               1,030,960           1,030,959

Interest receivable from affiliates                                                   18,575              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,535          $1,049,535
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,575          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,660             154,659
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,960           1,030,959
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,535          $1,049,535
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,575           $   18,575
   U.S. Government and agencies                                         40                   31
                                                                ----------           ----------
Earnings                                                        $   18,615           $   18,606
                                                                ==========           ==========


                                                                 FOR THE SIX MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   37,151           $   37,151
   U.S. Government and agencies                                         61                   69
                                                                ----------           ----------
Earnings                                                        $   37,212           $   37,220
                                                                ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                   FOR THE SIX MONTHS ENDED
                                                              ----------------------------------

                                                              June 25, 2004        June 27, 2003
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              31,897               31,897
Distributions                                                       (15,949)             (15,949)
Distributions payable                                               (15,948)             (15,948)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,659              154,708
Net income allocated to general partner                               5,315                5,323
Distributions                                                        (2,687)              (2,714)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,660              154,690
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,960           $1,030,990
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,212            $  37,220
   Accretion of U.S. Government and agencies                                               (61)                 (69)
                                                                                     ---------             --------
      Cash provided by operating activities                                             37,151               37,151
                                                                                     ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (10,309)             (10,310)
   Maturities of investment securities                                                  10,369               10,396
                                                                                     ---------             --------
      Cash provided by investing activities                                                 60                   86
                                                                                     ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (31,898)             (31,897)
   Distributions to general partner                                                     (5,313)              (5,340)
                                                                                     ---------             --------
      Cash used for financing activities                                               (37,211)             (37,237)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,575 were accrued at June 25, 2004 and June 27, 2003.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
--------------------------------------------------------------------------------



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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: August 4, 2004
--------------------

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