Form 10-Q
period 2004-09-24
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2004-11-03
CIK 1052635, 1052636

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2004

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

As of November 3, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 24, 2004 December 26, 2003
                                                                                          ------------------ -----------------
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 24, 2004   September 26, 2003
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
                                                                              =========            =========


                                                                                    FOR THE NINE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 24, 2004   September 26, 2003
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
                                                                              =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                          FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  September 24, 2004   September 26, 2003
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
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                     --------------------------------------

                                                                                     September 24, 2004  September 26, 2003
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 24, 2004 and September 26, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  September 24, 2004  December 26, 2003
                                                                                  ------------------  -----------------
ASSETS

Cash                                                                              $        -          $        -

Investments:
   Affiliate debentures                                                            1,020,640           1,020,640
   U.S. Government and agencies                                                       10,355              10,319
                                                                                  ----------          ----------
   Total investments                                                               1,030,995           1,030,959

Interest receivable from affiliates                                                   18,576              18,576
                                                                                  ----------          ----------
Total Assets                                                                      $1,049,571          $1,049,535
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $   18,576          $   18,576

Partners' capital:
   Limited partnership interest                                                      876,300             876,300
   General partnership interest                                                      154,695             154,659
                                                                                  ----------          ----------
   Total partners' capital                                                         1,030,995           1,030,959
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $1,049,571          $1,049,535
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                      FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,576           $   18,576
   U.S. Government and agencies                                         35                   29
                                                                ----------           ----------
Earnings                                                        $   18,611           $   18,605
                                                                ==========           ==========


                                                                      FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   55,727           $   55,727
   U.S. Government and agencies                                         96                   98
                                                                ----------           ----------
Earnings                                                        $   55,823           $   55,825
                                                                ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                        FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 September 24, 2004   September 26, 2003
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              47,846               47,846
Distributions                                                       (31,897)             (31,897)
Distributions payable                                               (15,949)             (15,949)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,659              154,708
Net income allocated to general partner                               7,977                7,979
Distributions                                                        (5,314)              (5,402)
Distributions payable                                                (2,627)              (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,695              154,658
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,995           $1,030,958
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 24, 2004   September 26, 2003
                                                                                     ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  55,823            $  55,825
   Accretion of U.S. Government and agencies                                               (96)                 (98)
                                                                                     ---------             --------
      Cash provided by operating activities                                             55,727               55,727
                                                                                     ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                  (10,309)             (20,619)
   Maturities of investment securities                                                  10,369               20,767
                                                                                     ---------             --------
      Cash provided by investing activities                                                 60                  148
                                                                                     ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (47,846)             (47,846)
   Distributions to general partner                                                     (7,941)              (8,029)
                                                                                     ---------             --------
      Cash used for financing activities                                               (55,787)             (55,875)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                   -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at September 24, 2004 and September 26, 2003.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                               By: /s/ MARLENE B. DEBEL
                                   ---------------------------------------------
                               Name:   Marlene B. Debel
                               Title:  Regular Trustee


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



Date: November 3, 2004
----------------------

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