Form 10-Q
period 2005-07-01
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2005-08-11
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 1, 2005

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

As of August 11, 2005 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                        July 1, 2005  December 31, 2004
                                                                                        ------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  876,300         $  876,300
                                                                                          ----------         ----------
Total Assets                                                                              $  876,300         $  876,300
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                           July 1, 2005        June 25, 2004
                                                                           ------------        -------------
EARNINGS

Interest on affiliate partnership preferred securities                        $  15,948            $  15,948
                                                                              =========            =========

                                                                              FOR THE SIX MONTHS ENDED
                                                                         -----------------------------------
                                                                          July 1, 2005       June 25, 2004
                                                                         --------------       --------------
EARNINGS

Interest on affiliate partnership preferred securities                        $  31,897            $  31,897
                                                                              =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTHS ENDED
                                                              -----------------------------------

                                                                July 1, 2005        June 25, 2004
                                                                ------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  850,000           $  850,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  26,300               26,300
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              31,897               31,897
Distributions                                                        (31,897)             (15,949)
Distributions payable                                                      -              (15,948)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  876,300           $  876,300
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                  July 1, 2005        June 25, 2004
                                                                                  ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,897           $   31,897
                                                                                     ---------            ---------
      Cash provided by operating activities                                             31,897               31,897
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (31,897)             (31,897)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (31,897)             (31,897)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at July 1, 2005 and preferred and common distributions of $15,470 and $478, respectively, were accrued at June 25, 2004.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
July 1, 2005
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 31, 2004. The December 31, 2004 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               July 1, 2005   December 31, 2004
                                                                              --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                           $1,020,640          $1,020,640
   U.S. Government and agencies                                                       10,343              10,333
                                                                                  ----------          ----------
   Total investments                                                               1,030,983           1,030,973
                                                                                  ----------          ----------
Total Assets                                                                      $1,030,983          $1,030,973
                                                                                  ==========          ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                   $  876,300          $  876,300
   General partnership interest                                                      154,683             154,673
                                                                                  ----------          ----------
Total Partners' Capital                                                           $1,030,983          $1,030,973
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                              --------------------------------
                                                              July 1, 2005       June 25, 2004
                                                              ------------       -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   18,575           $   18,575
   U.S. Government and agencies                                         69                   40
                                                                ----------           ----------
Earnings                                                        $   18,644           $   18,615
                                                                ==========           ==========


                                                                 FOR THE SIX MONTHS ENDED
                                                              --------------------------------
                                                              July 1, 2005       June 25, 2004
                                                              ------------       -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   37,151           $   37,151
   U.S. Government and agencies                                        129                   61
                                                                ----------           ----------
Earnings                                                        $   32,280           $   37,212
                                                                ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                   FOR THE SIX MONTHS ENDED
                                                             -----------------------------------

                                                               July 1, 2005        June 25, 2004
                                                               ------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  876,300           $  876,300
Net income allocated to limited partner                              31,897               31,897
Distributions                                                       (31,897)             (15,949)
Distributions payable                                                     -              (15,948)
                                                                 ----------           ----------
Balance, end of period                                              876,300              876,300
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                        154,673              154,659
Net income allocated to general partner                               5,383                5,315
Distributions                                                        (5,373)              (2,687)
Distributions payable                                                     -               (2,627)
                                                                 ----------           ----------
Balance, end of period                                              154,683              154,660
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $1,030,983           $1,030,960
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                  July 1, 2005        June 25, 2004
                                                                                  ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,280            $  37,212
   Accretion of U.S. Government and agencies                                              (129)                 (61)
                                                                                     ---------             --------
      Cash provided by operating activities                                             37,151               37,151
                                                                                     ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities                                                   (10,310)             (10,309)
   Maturities of investment securities                                                  10,429               10,369
                                                                                     ---------             --------
      Cash provided by investing activities                                                119                   60
                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (31,897)             (31,898)
   Distributions to general partner                                                     (5,373)              (5,313)
                                                                                     ---------             --------
      Cash used for financing activities                                               (37,270)             (37,211)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at July 1, 2005 and distributions of $18,575 were accrued at June 25, 2004.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
July 1, 2005
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 31, 2004. The December 31, 2004 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: August 11, 2005
---------------------

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