Form 10-Q
period 2006-03-31
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2006-05-12
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, or a non-acclerated filer. See definition of "accelerated filer and large acclerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Acclerated Filer ___     Non-Acclerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__

As of May 12, 2006 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       March 31, 2006    December 30, 2005
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
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     March 31, 2006        April 1, 2005
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
                                                                                            =========          =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       March 31, 2006      April 1, 2005
                                                                                       --------------     --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                       $  850,000         $  850,000
                                                                                           ----------         ----------

COMMON SECURITIES

Balance, beginning and end of period                                                           26,300             26,300
                                                                                           ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                        -                  -
Earnings                                                                                       15,949             15,949
Distributions                                                                                 (15,949)           (15,949)
Distributions payable                                                                               -                  -
                                                                                           ----------         ----------
Balance, end of period                                                                              -                  -
                                                                                           ----------         ----------


Total Stockholders' Equity                                                                 $  876,300         $  876,300
                                                                                           ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 31, 2006        April 1, 2005
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding V, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------



                                                                                 March 31, 2006      December 30, 2005
                                                                                 --------------      -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640             $1,020,640
   U.S. Government and agencies                                                          10,460                 10,353
                                                                                     ----------             ----------
   Total investments                                                                  1,031,100              1,030,993
                                                                                      ---------             ----------
Total Assets                                                                         $1,031,100             $1,030,993
                                                                                     ==========             ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  876,300             $  876,300
   General partnership interest                                                         154,800                154,693
                                                                                     ----------             ----------
Total Partners' Capital                                                              $1,031,100             $1,030,993
                                                                                     ==========             ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   March 31, 2006        April 1, 2005
                                                                                  --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   18,576           $   18,576
   U.S. Government and agencies                                                               107                   60
                                                                                       ----------           ----------
Earnings                                                                               $   18,683           $   18,636
                                                                                       ==========           ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   March 31, 2006        April 1, 2005
                                                                                   --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  876,300           $  876,300
Net income allocated to limited partner                                                    15,949               15,949
Distributions                                                                             (15,949)             (15,949)
Distributions payable                                                                           -                    -
                                                                                       ----------           ----------
Balance, end of period                                                                    876,300              876,300
                                                                                       ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                              154,693              154,673
Net income allocated to general partner                                                     2,734                2,687
Distributions                                                                              (2,627)              (2,627)
Distributions payable                                                                           -                    -
                                                                                       ----------           ----------
Balance, end of period                                                                    154,800              154,733
                                                                                       ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                $1,031,100           $1,031,033
                                                                                       ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 31, 2006        April 1, 2005
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,683            $  18,636
   Accretion of U.S. Government and agencies                                              (107)                 (60)
                                                                                     ---------             --------
      Cash provided by operating activities                                             18,576               18,576
                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)             (15,949)
   Distributions to general partner                                                     (2,627)              (2,627)
                                                                                     ---------             --------
      Cash used for financing activities                                               (18,576)             (18,576)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 31, 2006 or at April 1, 2005.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 31, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: May 12, 2006
-----------------

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