Form 10-Q
period 2006-06-30
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2006-08-09
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__

As of August 9, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       June 30, 2006      December 30, 2005
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
                                                                                          ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       June 30, 2006        July 1, 2005
                                                                                     --------------       --------------
EARNINGS

Interest on affiliate partnership preferred securities                                     $  15,948           $  15,948
                                                                                           =========           =========


                                                                                         FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       June 30, 2006        July 1, 2005
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
                                                                                           =========          =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                        June 30, 2006       July 1, 2005
                                                                                       --------------     --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                       $  850,000         $  850,000
                                                                                           ----------         ----------

COMMON SECURITIES

Balance, beginning and end of period                                                           26,300             26,300
                                                                                           ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                        -                  -
Earnings                                                                                       31,897             31,897
Distributions                                                                                 (31,897)           (31,897)
Distributions payable                                                                               -                  -
                                                                                           ----------         ----------
Balance, end of period                                                                              -                  -
                                                                                           ----------         ----------


Total Stockholders' Equity                                                                 $  876,300         $  876,300
                                                                                           ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                  June 30, 2006        July 1, 2005
                                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $  31,897          $   31,897
                                                                                      ---------           ---------
      Cash provided by operating activities                                              31,897              31,897
                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (31,897)            (31,897)
                                                                                      ---------           ---------
      Cash used for financing activities                                                (31,897)            (31,897)
                                                                                      ---------           ---------

NET CHANGE IN CASH                                                                            -                   -

CASH, BEGINNING OF PERIOD                                                                     -                   -
                                                                                      ---------           ---------
CASH, END OF PERIOD                                                                   $       -           $       -
                                                                                      =========           =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month and six-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding V, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------



                                                                                  June 30, 2006     December 30, 2005
                                                                                 --------------      ----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640            $1,020,640
   U.S. Government and agencies                                                          10,360                10,353
                                                                                     ----------            ----------
   Total investments                                                                  1,031,000             1,030,993
                                                                                      ---------            ----------
Total Assets                                                                         $1,031,000            $1,030,993
                                                                                     ==========            ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  876,300            $  876,300
   General partnership interest                                                         154,700               154,693
                                                                                     ----------            ----------
Total Partners' Capital                                                              $1,031,000            $1,030,993
                                                                                     ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 30, 2006          July 1, 2005
                                                                                  --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $  18,575            $   18,575
   U.S. Government and agencies                                                              116                    69
                                                                                       ---------            ----------
Earnings                                                                              $   18,691            $   18,644
                                                                                      ==========            ==========



                                                                                          FOR THE SIX MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 30, 2006          July 1, 2005
                                                                                  --------------        --------------

EARNINGS

Interest income:
   Affiliate debentures                                                               $   37,151            $   37,151
   U.S. Government and agencies                                                              223                   129
                                                                                       ---------            ----------
Earnings                                                                              $   37,374            $   37,280
                                                                                      ==========            ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 30, 2006          July 1, 2005
                                                                                   -------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $ 876,300            $  876,300
Net income allocated to limited partner                                                   31,897                31,897
Distributions                                                                            (31,897)              (31,897)
Distributions payable                                                                          -                     -
                                                                                       ---------            ----------
Balance, end of period                                                                   876,300               876,300
                                                                                      ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                             154,693               154,673
Net income allocated to general partner                                                    5,477                 5,383
Distributions                                                                             (5,470)               (5,373)
Distributions payable                                                                          -                     -
                                                                                       ---------            ----------
Balance, end of period                                                                   154,700               154,683
                                                                                       ---------            ----------

TOTAL PARTNERS' CAPITAL                                                               $1,031,000            $1,030,983
                                                                                      ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                June 30, 2006          July 1, 2005
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,374            $  37,280
   Accretion of interest on securities issued by U.S. Government and agencies             (223)                (129)
                                                                                     ---------             --------
      Cash provided by operating activities                                             37,151               37,151
                                                                                     ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities                                                $  (10,310)            $(10,310)
   Naturities of investment securities                                                  10,526               10,429
                                                                                     ---------             --------
      Cash provided by investing activities                                                216                  119
                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                                    (31,897)             (31,897)
   Distributions to general partner                                                     (5,470)              (5,373)
                                                                                     ---------             --------
      Cash used for financing activities                                               (37,367)             (37,270)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in securities issued by U.S. Government and agencies, which are recorded at accreted cost and which mature within one year, are classified as available-for-sale, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: August 9, 2006
-----------------

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