Form 10-Q
period 2006-09-29
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2006-11-09
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2006

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

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__


Indicate by check mark whether the Registrants are shell companies (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of November 8, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 29, 2006  December 30, 2005
                                                                                          ------------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  876,300          $  876,300
Interest receivable from affiliate                                                            15,949                   -
                                                                                          ----------          ----------
Total Assets                                                                              $  892,249          $  876,300
                                                                                          ==========          ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $   15,949                    -
                                                                                          ----------          -----------

Stockholders' equity:

   Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  850,000          $  850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300              26,300
                                                                                          ----------         -----------
Total Stockholders' Equity                                                                $  876,300          $  876,300
                                                                                          ----------         -----------

Total Liability and Stockholders' Equity                                                  $  892,249          $  876,300
                                                                                          ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                          -----------------------------------

                                                                                          September 29, 2006   September 30, 2005
                                                                                          ------------------   ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $   15,949             $  15,949
                                                                                          ==========             =========

                                                                                               FOR THE NINE MONTHS ENDED
                                                                                          -----------------------------------
                                                                                          September 29, 2006   September 30, 2005
                                                                                          ------------------   ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $   47,846             $  47,846
                                                                                          ==========             =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                          ---------------------------------------

                                                                                          September 29, 2006   September 30, 2005
                                                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                      $  850,000           $  850,000
                                                                                          ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                          26,300               26,300
                                                                                          ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                       -                    -
Earnings                                                                                      47,846               47,846
Distributions                                                                                (31,897)             (47,846)
Distributions payable                                                                        (15,949)                   -
                                                                                          ----------           ----------
Balance, end of period                                                                             -                    -
                                                                                          ----------           ----------


Total Stockholders' Equity                                                                $  876,300           $  876,300
                                                                                          ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                     --------------------------------------

                                                                                     September 29, 2006  September 30, 2005
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  47,846           $   47,846
   Interest receivable from affiliate                                                  (15,949)                   -
                                                                                     ---------           ----------
      Cash provided by operating activities                                             31,897               47,846
                                                                                     ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (31,897)             (47,846)
                                                                                     ---------           ----------
      Cash used for financing activities                                               (31,897)             (47,846)
                                                                                     ---------           ----------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------           ----------
CASH, END OF PERIOD                                                                  $       -           $        -
                                                                                     =========           ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions $15,470 and $479, respectively, were accrued at September 29, 2006. No distributions were accrued at September 30, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                     September 29, 2006  December 30, 2005
                                                                                     ------------------  -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640          $1,020,640
   U.S. Government and agencies                                                          10,490              10,353
                                                                                     ----------          ----------
   Total investments                                                                  1,031,130           1,030,993
Interest receivable from affiliates                                                      18,576                   -
                                                                                     ----------          ----------
Total Assets                                                                         $1,049,706          $1,030,993
                                                                                     ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                 $   18,576                   -
                                                                                     ----------          ----------
Partners' capital:
   Limited partnership interest                                                      $  876,300          $  876,300
   General partnership interest                                                         154,830             154,693
                                                                                     ----------          ----------
Total Partners' Capital                                                              $1,031,130          $1,030,993
                                                                                     ----------          ----------

Total Liability and Partners' Capital                                                $1,049,706          $1,030,993
                                                                                     ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                               FOR THE THREE MONTHS ENDED
                                                                                        ---------------------------------------
                                                                                        September 29, 2006   September 30, 2005
                                                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                 $   18,576           $   18,576
   U.S. Government and agencies                                                                130                   81
                                                                                        ----------           ----------
Earnings                                                                                $   18,706           $   18,657
                                                                                        ==========           ==========


                                                                                                FOR THE NINE MONTHS ENDED
                                                                                        ---------------------------------------
                                                                                        September 29, 2006   September 30, 2005
                                                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                 $   55,727           $   55,727
   U.S. Government and agencies                                                                353                  210
                                                                                        ----------           ----------
Earnings                                                                                $   56,080           $   55,937
                                                                                        ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                               FOR THE NINE MONTHS ENDED
                                                                                        ---------------------------------------

                                                                                        September 29, 2006   September 30, 2005
                                                                                        ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                            $  876,300           $  876,300
Net income allocated to limited partner                                                     47,846               47,846
Distributions                                                                              (31,897)             (47,846)
Distributions payable                                                                      (15,949)                   -
                                                                                        ----------           ----------
Balance, end of period                                                                     876,300              876,300
                                                                                        ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                               154,693              154,673
Net income allocated to general partner                                                      8,234                8,091
Distributions                                                                               (5,470)              (8,000)
Distributions payable                                                                       (2,627)                   -
                                                                                        ----------           ----------
Balance, end of period                                                                     154,830              154,764
                                                                                        ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                 $1,031,130           $1,031,064
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                         -----------------------------------

                                                                                      September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $  56,080            $  55,937
   Accretion of U.S. Government and agencies                                               (353)                (210)
   Interest receivable from affiliates                                                  (18,576)                   -
                                                                                      ---------             --------
      Cash provided by operating activities                                              37,151               55,727
                                                                                      ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities                                                    (10,310)             (10,310)
   Maturities of investment securities                                                   10,526               10,429
                                                                                      ---------             --------
      Cash provided by investing activities                                                 216                  119
                                                                                      ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (31,897)             (47,846)
   Distributions to general partner                                                      (5,470)              (8,000)
                                                                                      ---------             --------
      Cash used for financing activities                                                (37,367)             (55,846)
                                                                                      ---------             --------

NET CHANGE IN CASH                                                                            -                    -

CASH, BEGINNING OF PERIOD                                                                     -                    -
                                                                                      ---------             --------
CASH, END OF PERIOD                                                                   $       -            $       -
                                                                                      =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $18,576 was accrued at September 29, 2006.
No distribution was accrued at September 30, 2005.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: November 8, 2006
---------------------

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