Form 10-Q
period 2007-03-30
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2007-05-11
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 30, 2007

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

The Registrants meet the conditions set forth in General Instruction H 1 (a) and
(b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on March 30, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of May 11, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.




================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       March 30, 2007    December 29, 2006
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
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     March 30, 2007        March 31, 2006
                                                                                     --------------       ---------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $  15,949             $  15,949
                                                                                          =========             =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       March 30, 2007      March 31, 2006
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
                                                                                           ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                ------------------------------------

                                                                                March 30, 2007        March 31, 2006
                                                                                --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,949            $   15,949
                                                                                     ---------             ---------
      Cash provided by operating activities                                             15,949                15,949
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (15,949)              (15,949)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (15,949)              (15,949)
                                                                                     ---------             ---------

NET CHANGE IN CASH                                                                           -                     -

CASH, BEGINNING OF PERIOD                                                                    -                     -
                                                                                     ---------             ---------
CASH, END OF PERIOD                                                                  $       -             $       -
                                                                                     =========             =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 30, 2007 or at March 31, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 30, 2007
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 29, 2006. The December 29, 2006 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------



                                                                                 March 30, 2007      December 29, 2006
                                                                                 --------------      -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640             $1,020,640
   U.S. Government and agencies                                                          10,492                 10,360
                                                                                     ----------             ----------
   Total investments                                                                  1,031,132              1,031,000
                                                                                      ---------             ----------
Total Assets                                                                         $1,031,132             $1,031,000
                                                                                     ==========             ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  876,300             $  876,300
   General partnership interest                                                         154,832                154,700
                                                                                     ----------             ----------
Total Partners' Capital                                                              $1,031,132             $1,031,000
                                                                                     ==========             ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   ------------------------------------

                                                                                   March 30, 2007        March 31, 2006
                                                                                  --------------         --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   18,576            $   18,576
   U.S. Government and agencies                                                               132                   107
                                                                                       ----------            ----------
Earnings                                                                               $   18,708            $   18,683
                                                                                       ==========            ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   March 30, 2007        March 31, 2006
                                                                                   --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  876,300            $  876,300
Net income allocated to limited partner                                                    15,949                15,949
Distributions                                                                             (15,949)              (15,949)
Distributions payable                                                                           -                     -
                                                                                       ----------            ----------
Balance, end of period                                                                    876,300               876,300
                                                                                       ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                              154,700               154,693
Net income allocated to general partner                                                     2,759                 2,734
Distributions                                                                              (2,627)               (2,627)
Distributions payable                                                                           -                     -
                                                                                       ----------            ----------
Balance, end of period                                                                    154,832               154,800
                                                                                       ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                $1,031,132            $1,031,100
                                                                                       ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 30, 2007        March 31, 2006
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,708            $  18,683
   Accretion of U.S. Government and agencies                                              (132)                (107)
                                                                                     ---------             --------
      Cash provided by operating activities                                             18,576               18,576
                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)             (15,949)
   Distributions to general partner                                                     (2,627)              (2,627)
                                                                                     ---------             --------
      Cash used for financing activities                                               (18,576)             (18,576)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at March 30, 2007 or at March 31, 2006.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 30, 2007
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 29, 2006. The December 29, 2006 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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



Date: May 11, 2007
-----------------

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