Form 10-Q
period 2007-06-29
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2007-08-13
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 29, 2007

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

YES ___    NO _X__

As of August 10, 2007 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       June 29, 2007      December 29, 2006
                                                                                      --------------      -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  876,300           $  876,300
Interest receivable from affliate                                                             15,948                    -
                                                                                          ----------           ----------
Total Assets                                                                              $  892,248           $  876,300
                                                                                          ==========           ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distribution payable                                                                      $   15,948           $        -
                                                                                          ----------           ----------

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  850,000           $  850,000

   Common securities (7.28% Trust Common Securities;
      1,052,000 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    26,300               26,300
                                                                                          ----------           ----------
Total Stockholders' Equity                                                                $  876,300           $  876,300
                                                                                          ----------           ----------

Total Liability and Stockholders' Equity                                                  $  892,248           $  876,300
                                                                                          ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       June 29, 2007        June 30, 2006
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
                                                                                           =========           =========


                                                                                         FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       June 29, 2007        June 30, 2006
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
                                                                                           =========          =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                        June 29, 2007       June 30, 2006
                                                                                       --------------     --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                       $  850,000         $  850,000
                                                                                           ----------         ----------

COMMON SECURITIES

Balance, beginning and end of period                                                           26,300             26,300
                                                                                           ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                        -                  -
Earnings                                                                                       31,897             31,897
Distributions                                                                                 (15,949)           (31,897)
Distributions payable                                                                         (15,948)                 -
                                                                                           ----------         ----------
Balance, end of period                                                                              -                  -
                                                                                           ----------         ----------


Total Stockholders' Equity                                                                 $  876,300         $  876,300
                                                                                           ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                  June 29, 2007        June 30, 2006
                                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $  31,897          $   31,897
   Interest receivable from affliate                                                    (15,948)                  -
                                                                                      ---------           ---------
      Cash provided by operating activities                                              15,949              31,897
                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (15,949)            (31,897)
                                                                                      ---------           ---------
      Cash used for financing activities                                                (15,949)            (31,897)
                                                                                      ---------           ---------

NET CHANGE IN CASH                                                                            -                   -

CASH, BEGINNING OF PERIOD                                                                     -                   -
                                                                                      ---------           ---------
CASH, END OF PERIOD                                                                   $       -           $       -
                                                                                      =========           =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $478, respectively, were accrued at June 29, 2007. No distributions were accrued at June 30, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 29, 2007
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------



                                                                                  June 29, 2007     December 29, 2006
                                                                                 --------------      ----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640            $1,020,640
   U.S. Government and agencies                                                          10,359                10,360
                                                                                     ----------            ----------
   Total investments                                                                  1,030,999             1,031,000
Interest receivable from affiliates                                                      18,575                     -
                                                                                      ---------            ----------
Total Assets                                                                         $1,049,574            $1,031.000
                                                                                     ==========            ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                 $   18,575             $       -
                                                                                     ----------            ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  876,300            $  876,300
   General partnership interest                                                         154,699               154,700
                                                                                     ----------            ----------
Total Partners' Capital                                                              $1,030,999            $1,031,000
                                                                                     ----------            ----------

Total Liability and Partners' Capital                                                $1,049,574            $1,031,000
                                                                                     ==========            ==========


See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 29, 2007          June 30, 2006
                                                                                  --------------        --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $  18,575            $   18,575
   U.S. Government and agencies                                                              129                   116
                                                                                       ---------            ----------
Earnings                                                                              $   18,705            $   18,691
                                                                                      ==========            ==========



                                                                                          FOR THE SIX MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 29, 2007          June 30, 2006
                                                                                  --------------        --------------

EARNINGS

Interest income:
   Affiliate debentures                                                               $   37,151            $   37,151
   U.S. Government and agencies                                                              260                   223
                                                                                       ---------            ----------
Earnings                                                                              $   37,411            $   37,374
                                                                                      ==========            ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 29, 2007          June 30, 2006
                                                                                   -------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $ 876,300            $  876,300
Net income allocated to limited partner                                                   31,897                31,897
Distributions                                                                            (15,949)              (31,897)
Distributions payable                                                                    (15,948)                    -
                                                                                       ---------            ----------
Balance, end of period                                                                   876,300               876,300
                                                                                      ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                             154,700               154,693
Net income allocated to general partner                                                    5,514                 5,477
Distributions                                                                             (2,888)               (5,470)
Distributions payable                                                                     (2,627)                    -
                                                                                       ---------            ----------
Balance, end of period                                                                   154,699               154,700
                                                                                       ---------            ----------

TOTAL PARTNERS' CAPITAL                                                               $1,030,999            $1,031,000
                                                                                      ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                June 29, 2007          June 30, 2006
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,411            $  37,374
   Accretion of interest on securities issued by U.S. Government and agencies             (260)                (223)
   Interest receivable from affiliates                                                 (18,575)                   -
                                                                                      ---------            --------
   Cash provided by operating activities                                                18,576               37,151
                                                                                      ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities                                                $  (10,309)            $(10,310)
   Maturities of investment securities                                                  10,570               10,526
                                                                                     ---------             --------
      Cash provided by investing activities                                                261                  216
                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                                    (15,949)             (31,897)
   Distributions to general partner                                                     (2,888)              (5,470)
                                                                                     ---------             --------
      Cash used for financing activities                                               (18,837)             (37,167)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $18,575 was accrued at June 29, 2007. No distribution was acccrued at June 30, 2006.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 29, 2007
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST V*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING V, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ GARY CARLIN
                                   ---------------------------------------------
                               Name:   Gary Carlin
                               Title:  Controller, Merrill Lynch & Co., Inc.



Date: August 10, 2007
-----------------

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