Form 10-Q
period 2007-09-28
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2007-11-09
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 28, 2007

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

YES ___    NO _X__

As of November 9, 2007 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
---------------------------------------------------------------------------------------------------------------------------------



                                                                                      September 28, 2007      December 29, 2006
                                                                                      ------------------      -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  876,300             $  876,300
Interest receivable from affliate                                                             15,949                      -
                                                                                          ----------             ----------
Total Assets                                                                              $  892,249             $  876,300
                                                                                          ==========             ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distribution payable                                                                      $   15,949             $        -
                                                                                          ----------             ----------

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
                                                                                          ==========             ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                      September 28, 2007     September 29, 2006
                                                                                      ------------------    -------------------
EARNINGS

Interest on affiliate partnership preferred securities                                     $  15,949              $  15,949
                                                                                           =========              =========


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                        -----------------------------------

                                                                                       September 28, 2007    September 29, 2006
                                                                                       -----------------     ------------------

EARNINGS

Interest on affiliate partnership preferred securities                                     $  47,846              $  47,846
                                                                                           =========              =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                      September 28, 2007     September 29, 2006
                                                                                      ------------------    -------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                       $  850,000            $  850,000
                                                                                           ----------            ----------

COMMON SECURITIES

Balance, beginning and end of period                                                           26,300                26,300
                                                                                           ----------            ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                        -                     -
Earnings                                                                                       47,846                47,846
Distributions                                                                                 (31,897)              (31,897)
Distributions payable                                                                         (15,949)              (15,949)
                                                                                           ----------            ----------
Balance, end of period                                                                              -                     -
                                                                                           ----------            ----------


Total Stockholders' Equity                                                                 $  876,300            $  876,300
                                                                                           ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                      -----------------------------------

                                                                                  September 28, 2007         September 29, 2006
                                                                                 -------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                           $  47,846                  $   47,846
   Interest receivable from affliate                                                    (15,949)                    (15,949)
                                                                                      ---------                   ---------
      Cash provided by operating activities                                              31,897                      31,897
                                                                                      ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                        (31,897)                   (31,897)
                                                                                      ---------                   ---------
      Cash used for financing activities                                                (31,897)                   (31,897)
                                                                                      ---------                   ---------

NET CHANGE IN CASH                                                                            -                           -

CASH, BEGINNING OF PERIOD                                                                     -                           -
                                                                                      ---------                   ---------
CASH, END OF PERIOD                                                                   $       -                   $       -
                                                                                      =========                   =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479, respectively, were accrued at September 28, 2007 and September 29, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 28, 2007
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 29, 2006. The December 29, 2006 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month and nine-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding V, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------



                                                                                  September 28, 2007      December 29, 2006
                                                                                  ------------------      -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640               $1,020,640
   U.S. Government and agencies                                                          10,488                   10,360
                                                                                     ----------               ----------
   Total investments                                                                  1,031,128                1,031,000
Interest receivable from affiliates                                                      18,576                        -
                                                                                      ---------               ----------
Total Assets                                                                         $1,049,704               $1,031.000
                                                                                     ==========               ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                 $   18,576                $       -
                                                                                     ----------               ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                      $  876,300               $  876,300
   General partnership interest                                                         154,828                  154,700
                                                                                     ----------               ----------
Total Partners' Capital                                                              $1,031,128               $1,031,000
                                                                                     ----------               ----------

Total Liability and Partners' Capital                                                $1,049,704               $1,031,000
                                                                                     ==========               ==========


See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                   September 28, 2007        September 29, 2006
                                                                                   ------------------       -------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $  18,576              $   18,576
   U.S. Government and agencies                                                              129                     130
                                                                                       ---------              ----------
Earnings                                                                              $   18,705              $   18,706
                                                                                      ==========              ==========



                                                                                             FOR THE NINE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                   September 28, 2007        September 29, 2006
                                                                                   ------------------        ------------------

EARNINGS

Interest income:
   Affiliate debentures                                                               $   55,727              $   55,727
   U.S. Government and agencies                                                              389                     353
                                                                                       ---------              ----------
Earnings                                                                              $   56,116              $   56,080
                                                                                      ==========              ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                        -----------------------------------

                                                                                   September 28, 2007        September 29, 2006
                                                                                   -----------------         ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $ 876,300                $  876,300
Net income allocated to limited partner                                                   47,846                    47,846
Distributions                                                                            (31,897)                  (31,897)
Distributions payable                                                                    (15,949)                  (15,949)
                                                                                       ---------                ----------
Balance, end of period                                                                   876,300                   876,300
                                                                                      ----------                ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                             154,700                   154,693
Net income allocated to general partner                                                    8,270                     8,234
Distributions                                                                             (5,515)                   (5,470)
Distributions payable                                                                     (2,627)                   (2,627)
                                                                                       ---------                ----------
Balance, end of period                                                                   154,828                   154,830
                                                                                       ---------                ----------

TOTAL PARTNERS' CAPITAL                                                               $1,031,128                $1,031,130
                                                                                      ==========                ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     September 28, 2007     September 29, 2006
                                                                                     ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  56,116                   $  56,080
   Accretion of interest on securities issued by U.S. Government and agencies             (389)                      (353)
   Interest receivable from affiliates                                                 (18,576)                    (18,576)
                                                                                      ---------                   --------
   Cash provided by operating activities                                                37,151                      37,151
                                                                                      ---------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities                                                $  (10,309)                   $(10,310)
   Maturities of investment securities                                                  10,570                      10,526
                                                                                     ---------                    --------
      Cash provided by investing activities                                                261                         216
                                                                                     ---------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                                    (31,897)                    (31,897)
   Distributions to general partner                                                     (5,515)                     (5,470)
                                                                                     ---------                    --------
      Cash used for financing activities                                               (37,412)                    (37,367)
                                                                                     ---------                    --------

NET CHANGE IN CASH                                                                           -                           -

CASH, BEGINNING OF PERIOD                                                                    -                           -
                                                                                     ---------                    --------
CASH, END OF PERIOD                                                                  $       -                    $      -
                                                                                     =========                    ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,575 and $18,576 were accrued at September 28, 2007 and September 29, 2006, respectively.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 28, 2007
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 29, 2006. The December 29, 2006 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: November 9, 2007
-----------------

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