Form 10-K
period 2007-12-28
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2008-03-26
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 28, 2007

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on December 28, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 25, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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



         MERRILL LYNCH PREFERRED FUNDING V, L.P.

Merrill Lynch Preferred Funding V, L.P. ("The Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of the State of Delaware on January 8, 1998, which was subsequently amended by an amended and restated agreement of limited partnership dated November 3, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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

ITEM 1A. RISK FACTORS
         ------------
Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of
(i) issuing trust securities, consisting of 7.28% Trust Originated Preferred Securities and trust common securities, representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.28% Partnership Preferred Securities issued by Merrill Lynch Preferred Funding V, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

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

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company's financial condition and results of operations is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007 and is incorporated by reference from Exhibit 99.1 to this report.


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

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES
         ----------------------------------


The persons who function as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust and the Partnership of the Trust's and the Partnership's have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report.

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.


         Report on Internal Control Over Financial Reporting
         ---------------------------------------------------

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Partnership and the Trust's internal control over financial reporting as of December 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that each of the Trust and the Partnership maintained effective internal control over financial reporting as of December 28, 2007.


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche LLP for the fiscal years ended December 28, 2007 and December 29, 2006. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Partnership in fiscal years ended December 28, 2007 and December 29, 2006.

                                               2007                  2006
                                            -------               -------
              Audit Fee(1)                  $12,200               $12,200

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee of the Company has established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 22 of the Company's 2008 Proxy Statement filed with the SEC on March 14, 2008 is incorporated herein by reference. You may obtain a copy of the 2008 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

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

          2.   Financial Statement Schedules

               None.

          3.   Exhibits

         An exhibit index has been filed as part of this report and is incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST V

     Balance Sheets, December 28, 2007 and December 29, 2006               F-2

     Statements of Earnings, Year Ended December 28, 2007,
          December 29, 2006 and December 30, 2005                          F-3

     Statements of Changes in Stockholders' Equity, Year Ended
          December 28, 2007, December 29, 2006 and December 30, 2005       F-4

     Statements of Cash Flows, Year Ended December 28, 2007,
          December 29, 2006 and December 30, 2005                          F-5

     Notes to Financial Statements                                         F-6

     Report of Independent Registered Public Accounting Firm               F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING V, L.P.

     Balance Sheets, December 28, 2007 and December 29, 2006               F-10

     Statements of Earnings, Year Ended December 28, 2007,
          December 29, 2006 and December 30, 2005                          F-11

     Statements of Changes in Partners' Capital, Year Ended
          December 28, 2007, December 29, 2006 and December 30, 2005       F-12

     Statements of Cash Flows, Year Ended December 28, 2007,
          December 29, 2006 and December 30, 2005                          F-13

     Notes to Financial Statements                                         F-14

     Report of Independent Registered Public Accounting Firm               F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 28, 2007       December 29, 2006
                                                              -----------------       -----------------


ASSETS

Investment in affiliate partnership preferred securities             $  876,300              $  876,300
Interest receivable from affiliate                                       15,949                       -
                                                                     ----------              ----------

Total Assets                                                         $  892,249              $  876,300
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distribution payable                                                 $   15,949              $        -
                                                                     ----------              ----------
Stockholders' equity:
     Preferred  securities  (7.28%  Trust
         Originated  Preferred   Securities;
         34,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           850,000                 850,000
     Common securities (7.28% Trust Common
         Securities; 1,052,000 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            26,300                  26,300
                                                                     ----------              ----------
     Total Stockholders' equity                                         876,300                 876,300
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  892,249              $  876,300
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 28, 2007     December 29, 2006       December 30, 2005
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
                                                                 =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                               FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 28, 2007     December 29, 2006       December 30, 2005
                                                         -----------------     -----------------       -----------------

PREFERRED SECURITIES
Balance, beginning and end of period                             $ 850,000             $ 850,000               $ 850,000
                                                                 ---------             ---------               ---------


COMMON SECURITIES
Balance, beginning and end of period                                26,300                26,300                  26,300
                                                                 ---------               -------                 -------


UNDISTRIBUTED EARNINGS
Balance, beginning of period                                             -                     -                       -
Earnings                                                            63,795                63,795                  63,795
Distributions                                                      (47,846)              (63,795)                (63,795)
Distributions payable                                              (15,949)                    -                       -
                                                                 ---------             ---------               ---------
Balance, end of period                                                   -                     -                       -
                                                                 ---------             ---------               ---------
Total Stockholders' Equity                                       $ 876,300             $ 876,300               $ 876,300
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 28, 2007     December 29, 2006       December  30, 2005
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 63,795              $ 63,795                $ 63,795
  Interest receivable from affiliate                               (15,949)                    -                       -
                                                                  --------              --------                --------
        Cash provided by operating activities                       47,846                63,795                  63,795
                                                                  --------              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (47,846)              (63,795)                (63,795)
                                                                  --------              --------                --------
        Cash used for financing activities                         (47,846)              (63,795)                (63,795)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,949 and $0 were accrued at December 28, 2007 and December 29, 2006, respectively.



See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 28, 2007
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 28, 2007
--------------------------------------------------------------------------------

3. INVESTMENT IN AFFILIATE PARTNERSHIP PREFERRED SECURITIES

The Trust holds 34,000,000 7.28% Partnership Preferred Securities and 1,052,000 7.28% Trust Common Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after September 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


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

5.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhance disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. The adoption of SFAS 157 had no impact on the financial statements of the Trusts and the Partnerships.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("Fin 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Trusts and Partnerships adopted FIN 48 in the first quarter 2007. The adoption of FIN 48 did not have any impact on the financial statements of the Trusts and the Partnerships. As of December 28, 2007, the Trusts and the Partnerships did not have any unrecognized tax benefits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust V, L.P.:

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust V, L.P. (the Trust) as of December 28, 2007 and December 29, 2006, and the related statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2007. These financial statements are the responsibility of the Trust's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 25, 2008

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust V for 2007 and 2006 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 28,   Sept. 28,    June 29,   Mar. 30,  Dec. 29,  Sept. 29,  June 30,  Mar. 30,
                          2007        2007       2007       2007       2006      2006       2006      2006
                        ------------------------------------------------------------------------------------
Total Revenues          $15,949    $15,949     $15,948    $15,949   $15,949    $15,949     $15,948   $15,949

Net Earnings            $15,949    $15,949     $15,948    $15,949   $15,949    $15,949     $15,948   $15,949




MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           December 28, 2007           December 29, 2006
                                                           -----------------           -----------------

ASSETS

Investments:
     Affiliate debentures                                        $1,020,640                   $1,020,640
     U.S. Government and agencies                                    10,340                       10,360
                                                                 ----------                   ----------
     Total investments                                            1,030,980                    1,031,000
     Interest receivable from affiliate                              18,576                            -
                                                                 ----------                   ----------

Total Assets                                                     $1,049,556                   $1,031,000
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution Payable                                             $   18,576                            -
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   876,300                      876,300
     General partnership interest                                   154,680                      154,700
                                                                 ----------                   ----------
     Total partners' capital                                      1,030,980                    1,031,000
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $1,049,556                   $1,031,000
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------


                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 28, 2007     December 29, 2006      December  30, 2005
                                                         -----------------     -----------------       -----------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  74,303             $  74,303               $  74,302
     U.S. Government and agencies                                      500                   482                     304
                                                                 ---------             ---------               ---------
Earnings                                                         $  74,803             $  74,785               $  74,606
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 28, 2007     December 29, 2006      December  30, 2005
                                                         -----------------     -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                    $  876,300            $  876,300              $  876,300
Net income allocated to limited partner                             63,795                63,795                  63,795
Distributions                                                      (47,846)              (63,795)                (63,795)
Distributions payable                                              (15,949)                    -                       -
                                                                 ---------             ---------               ---------
Balance, end of period                                             876,300               876,300                 876,300
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                       154,700               154,693                 154,673
Net income allocated to general partner                             11,008                10,990                  10,811
Distributions                                                       (8,401)              (10,983)                (10,791)
Distributions payable                                               (2,627)                    -                       -
                                                                 ---------             ---------               ---------
Balance, end of period                                             154,680               154,700                 154,693
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                         $1,030,980            $1,031,000              $1,030,993
                                                                ==========            ==========              ==========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 28, 2007     December 29, 2006      December  30, 2005
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 74,803            $   74,785              $   74,606
     Accretion of interest on securities issued by
        U.S. Government and agencies                                  (500)                 (482)                   (304)
     Interest receivable from affiliates                           (18,576)                    -                       -
                                                                  --------              --------                --------
        Cash provided by operating activities                       55,727                74,303                  74,302
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (20,619)              (20,619)                (20,619)
     Maturities of investment securities                            21,139                20,094                  20,903
                                                                  --------             ---------               ---------
        Cash provided by investing activities                          520                   475                     284
                                                                  --------             ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (47,846)              (63,795)                (63,795)
     Distributions to general partner                              ( 8,401)              (10,983)                (10,791)
                                                                  --------             ---------               ---------
        Cash used for financing activities                         (56,247)              (74,778)                (74,586)
                                                                  --------             ---------               ---------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------             ---------               ---------
CASH, END OF PERIOD                                               $      -             $       -               $       -
                                                                  ========             =========               =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 and $0 were accrued at December 28, 2007 and December 29, 2006, respectively.



See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 28, 2007
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 28, 2007
--------------------------------------------------------------------------------


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


4. PARTNERS' CAPITAL

The Partnership issued 34,000,000 7.28% Partnership Preferred Securities and 1,052,000 7.28% in Trust Common Securities, $25 liquidation preference per security, to the Trust on November 3, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after September 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

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

5.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhance disclosure about fair value measurements. SFAS No. 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, SFAS No. 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. The adoption of SFAS 157 had no impact on the financial statements of the Trusts and the Partnerships.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("Fin 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Trusts and Partnerships adopted FIN 48 in the first quarter 2007. The adoption of FIN 48 did not have any impact on the financial statements of the Trusts and the Partnerships. As of December 28, 2007, the Trusts and the Partnerships did not have any unrecognized tax benefits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred
 Funding V, L.P.:

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding V, L.P. (the Partnership) as of December 28, 2007 and December 29, 2006, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 28, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte &Touche LLP

New York, New York
March 25, 2008

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding V, L.P. for 2007 and 2006 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 28,   Sept. 29,    June 29,   Mar. 30,   Dec. 29,   Sept. 29,  June 30, Mar. 30,
                           2007        2007       2007      2007        2006        2006      2006     2006
                        -------------------------------------------------------------------------------------
Total Revenues          $18,687    $18,705     $18,705    $18,706     $18,706    $18,706     $18,691   $18,683

Net Earnings            $18,687    $18,705     $18,705    $18,706     $18,705    $18,706     $18,691   $18,683

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2008.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2008.

Merrill Lynch Preferred Funding V, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ GARY CARLIN                      Vice President and
-----------------------------------------   Controller
       (Gary Carlin)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 25th day of March, 2008.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/  JOHN THAIN                         Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
        (John Thain      )                 (Principal Executive Officer)


     /s/ NELSON CHAI                        Executive Vice President and
-----------------------------------------   Chief Financial Officer
        (Nelson Chai)                      (Principal Financial Officer)


    /s/ CHRISTOPHER HAYWARD                Vice President and Finance Director
-----------------------------------------   (Principal Accounting Officer)
       (Christopher Hayward)


    /s/ CAROL CHRIST                       Director
-----------------------------------------
       (Carol Christ)



    /s/ ARMANDO M. CODINA                   Director
-----------------------------------------
       (Armando M. Codina)



    /s/ VIRGIS W. COLBERT                   Director
-----------------------------------------
       (Virgis W. Colbert)


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

31.1*Rule 13a-14(a)Certification.

31.2*Rule 13a-14(a)Certification.

32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*Excerpt of Merrill Lynch & Co., Inc. Annual Report on
     Form 10-K for the fiscal year ended December 28, 2007.
 ---------------------

* Filed herewith