Form 10-Q
period 2008-03-28
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2008-05-09
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 28, 2008

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of May 9, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.




================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       March 28, 2008    December 28, 2007
                                                                                      --------------     -----------------
ASSETS

Investment in affiliate partnership preferred securities                                   $  876,300           $  876,300
Interest receivable from affiliate                                                             15,949               15,949
                                                                                           ----------           ----------
Total Assets                                                                               $  892,249           $  892,249
                                                                                           ==========           ==========
Liability and Stockholders' Equity
 Distribution Payable                                                                      $   15,949           $   15,949

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
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     March 28, 2008        March 30, 2007
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
                                                                                          =========             =========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       March 28, 2008      March 30, 2007
                                                                                       --------------      --------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                       $  850,000          $ 850,000
                                                                                           ----------          ---------

COMMON SECURITIES

Balance, beginning and end of period                                                           26,300             26,300
                                                                                           ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                        -                  -
Earnings                                                                                       15,949             15,949
Distributions                                                                                       -            (15,949)
Distributions payable                                                                         (15,949)                 -
                                                                                           ----------         ----------
Balance, end of period                                                                              -                  -
                                                                                           ----------         ----------


Total Stockholders' Equity                                                                 $  876,300         $  876,300
                                                                                           ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                ------------------------------------

                                                                                March 28, 2008        March 30, 2007
                                                                                --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  15,949            $   15,949
    Interest receivable from affiliate                                                 (15,949)                    -
                                                                                     ---------             ---------
      Cash provided by operating activities                                                  -                15,949
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                             -               (15,949)
                                                                                     ---------             ---------
      Cash used for financing activities                                                     -               (15,949)
                                                                                     ---------             ---------

NET CHANGE IN CASH                                                                           -                     -

CASH, BEGINNING OF PERIOD                                                                    -                     -
                                                                                     ---------             ---------
CASH, END OF PERIOD                                                                  $       -             $       -
                                                                                     =========             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $479 were accrued at March 28, 2008. There were no distributions accrued at March 30, 2007.




See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 28, 2008
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust V (the "Trust") for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------



                                                                                 March 28, 2008      December 28, 2007
                                                                                 --------------      -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640             $1,020,640
   U.S. Government and agencies                                                          10,421                 10,340
                                                                                     ----------             ----------
   Total investments                                                                  1,031,061              1,030,980
                                                                                     ----------             ----------
   Interest receivable from affiliate                                                    18,576                 18,576
                                                                                      ---------             ----------
Total Assets                                                                         $1,049,637             $1,049,556
                                                                                     ==========             ==========

Liability and Partners' Capital
  Distribution Payable                                                               $   18,576             $   18,576

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         876,300                876,300
   General partnership interest                                                         154,761                154,680
                                                                                     ----------             ----------
Total Partners' Capital                                                               1,031,061              1,030,980
                                                                                     ----------             ----------

Total Liability and Partners' Capital                                                $1,049,637             $1,049,556
                                                                                     ==========             ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   ------------------------------------

                                                                                   March 28, 2008        March 30, 2007
                                                                                  --------------         --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   18,576            $   18,576
   U.S. Government and agencies                                                                81                   132
                                                                                       ----------            ----------
Earnings                                                                               $   18,657            $   18,708
                                                                                       ==========            ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   March 28, 2008        March 30, 2007
                                                                                   --------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  876,300            $  876,300
Net income allocated to limited partner                                                    15,949                15,949
Distributions                                                                                   -               (15,949)
Distributions payable                                                                     (15,949)                    -
                                                                                       ----------            ----------
Balance, end of period                                                                    876,300               876,300
                                                                                       ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                              154,680               154,700
Net income allocated to general partner                                                     2,708                 2,759
Distributions                                                                                   -                (2,627)
Distributions payable                                                                      (2,627)                    -
                                                                                       ----------            ----------
Balance, end of period                                                                    154,761               154,832
                                                                                       ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                $1,031,061            $1,031,132
                                                                                       ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                March 28, 2008        March 30, 2007
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,657            $  18,708
   Accretion of U.S. Government and agencies                                               (81)                (132)
   Interest receivable from affiliate                                                  (18,576)                   -
                                                                                     ---------             --------
      Cash provided by operating activities                                                  -               18,576
                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                          -             (15,949)
   Distributions to general partner                                                          -              (2,627)
                                                                                     ---------             --------
      Cash used for financing activities                                                     -             (18,576)
                                                                                     ---------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------             --------
CASH, END OF PERIOD                                                                  $       -             $      -
                                                                                     =========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at March 28, 2008. There were no distributions accrued at March 30, 2007.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
March 28, 2008
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") for the year ended December 28, 2007. The December 28, 2007 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the condensed financial statements have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: May 9, 2008
-----------------

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