Form 10-Q
period 2008-06-27
MERRILL LYNCH PREFERRED FUNDING V LP
filed 2008-08-06
CIK 1052635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 27, 2008

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




================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       June 27, 2008    December 28, 2007
                                                                                      --------------     -----------------
ASSETS

Investment in affiliate partnership preferred securities                                   $  876,300           $  876,300
Interest receivable from affiliate                                                             15,948               15,949
                                                                                           ----------           ----------
Total Assets                                                                               $  892,248           $  892,249
                                                                                           ==========           ==========
Liability and Stockholders' Equity
 Distribution Payable                                                                      $   15,948           $   15,949
                                                                                           ----------           ----------
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
                                                                                           ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     June 27, 2008          June 29, 2007
                                                                                     --------------       ---------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $  15,948             $  15,948
                                                                                          =========             =========



                                                                                         FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                     June 27, 2008          June 29, 2007
                                                                                     --------------       ---------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $  31,897             $  31,897
                                                                                          =========             =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                     -----------------------------------

                                                                                       June 27, 2008       June 29, 2007
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
                                                                                           ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                ------------------------------------

                                                                                 June 27, 2008         June 29, 2007
                                                                                --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  31,897            $   31,897
    Interest receivable from affiliate                                                 (15,948)              (15,948)
                                                                                     ---------             ---------
      Cash provided by operating activities                                             15,949                15,949
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (15,949)              (15,949)
                                                                                     ---------             ---------
      Cash used for financing activities                                               (15,949)              (15,949)
                                                                                     ---------             ---------

NET CHANGE IN CASH                                                                           -                     -

CASH, BEGINNING OF PERIOD                                                                    -                     -
                                                                                     ---------             ---------
CASH, END OF PERIOD                                                                  $       -             $       -
                                                                                     =========             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $15,470 and $478 were accrued at June 27, 2008 and June 29, 2007, respectively.




See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 27, 2008
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------



                                                                                 June 27, 2008      December 28, 2007
                                                                                 --------------      -----------------
ASSETS

Investments:
   Affiliate debentures                                                              $1,020,640             $1,020,640
   U.S. Government and agencies                                                          10,328                 10,340
                                                                                     ----------             ----------
   Total investments                                                                  1,030,968              1,030,980
                                                                                     ----------             ----------
   Interest receivable from affiliate                                                    18,575                 18,576
                                                                                      ---------             ----------
Total Assets                                                                         $1,049,543             $1,049,556
                                                                                     ==========             ==========

Liability and Partners' Capital
  Distribution Payable                                                               $   18,575             $   18,576
                                                                                     ----------             ----------
PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                         876,300                876,300
   General partnership interest                                                         154,668                154,680
                                                                                     ----------             ----------
Total Partners' Capital                                                               1,030,968              1,030,980
                                                                                     ----------             ----------

Total Liability and Partners' Capital                                                $1,049,543             $1,049,556
                                                                                     ==========             ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   ------------------------------------

                                                                                   June 27, 2008          June 29, 2007
                                                                                  --------------         --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   18,575            $   18,576
   U.S. Government and agencies                                                                68                   129
                                                                                       ----------            ----------
Earnings                                                                               $   18,643            $   18,705
                                                                                       ==========            ==========



                                                                                          FOR THE SIX MONTHS ENDED
                                                                                   ------------------------------------

                                                                                   June 27, 2008          June 29, 2007
                                                                                  --------------         --------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   37,151            $   37,151
   U.S. Government and agencies                                                               149                   260
                                                                                       ----------            ----------
Earnings                                                                               $   37,300            $   37,411
                                                                                       ==========            ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                   -----------------------------------

                                                                                   June 27, 2008          June 29, 2007
                                                                                   --------------        --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  876,300            $  876,300
Net income allocated to limited partner                                                    31,897                31,897
Distributions                                                                             (15,949)              (15,949)
Distributions payable                                                                     (15,948)              (15,948)
                                                                                       ----------            ----------
Balance, end of period                                                                    876,300               876,300
                                                                                       ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                              154,680               154,700
Net income allocated to general partner                                                     5,403                 5,514
Distributions                                                                              (2,788)               (2,888)
Distributions payable                                                                      (2,627)               (2,627)
                                                                                       ----------            ----------
Balance, end of period                                                                    154,668               154,699
                                                                                       ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                $1,030,968            $1,030,999
                                                                                       ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                June 27, 2008          June 29, 2007
                                                                                --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  37,300             $  37,411
   Accretion of U.S. Government and agencies                                              (149)                 (260)
   Interest receivable from affiliate                                                  (18,575)              (18,575)
                                                                                     ---------            ----------
      Cash provided by operating activities                                             18,576                18,576
                                                                                     ---------            ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment Securities                                                   (10,309)              (10,309)
   Maturities of Investment Securities                                                  10,470                10,570
                                                                                      --------            ----------
      Cash provided by investing activities                                                161                   261
                                                                                      ========            ==========


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (15,949)              (15,949)
   Distributions to general partner                                                     (2,788)               (2,888)
                                                                                     ---------            ----------
      Cash used for financing activities                                               (18,737)              (18,837)
                                                                                     ---------            ----------

NET CHANGE IN CASH                                                                           -                     -

CASH, BEGINNING OF PERIOD                                                                    -                     -
                                                                                     ---------            ----------
CASH, END OF PERIOD                                                                  $       -             $       -
                                                                                     =========            ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,575 were accrued at June 27, 2008 and June 29, 2007, respectively.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 27, 2008
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: August 6, 2008
--------------------

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