Form 10-K
period 2008-12-26
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2009-03-26
CIK 1052635, 1052636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 26, 2008

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

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrants are is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]
Smaller reporting company [ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on June 27, 2008, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 25, 2009, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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

         RECENT DEVELOPMENT

On January 1, 2009, the Company was acquired by Bank of America Corporation ("Bank of America").


ITEM 1A. RISK FACTORS
         ------------
The Company is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.28 Trust Originated Preferred Securities and trust common securities, representing undivided beneficial ownership interests in the assets of the Trust,
(ii) investing the gross proceeds of the trust securities in 7.28% Partnership Preferred Securities issued by Merrill Lynch Preferred Funding V, L.P.
(the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

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

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company's financial condition and results of operations is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008 and is incorporated by reference from Exhibit 99.1 to this report.


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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial statements and notes thereto and the Reports of Independent Registered Public Accounting Firm set forth on pages F-1 through F-17 are incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES
         ----------------------------------


The persons who function as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report.

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.


         Report on Internal Control Over Financial Reporting
         ---------------------------------------------------

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Partnership's and the Trust's internal control over financial reporting as of December 26, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that each of the Trust and the Partnership maintained effective internal control over financial reporting as of December 26, 2008.

This annual report does not include an attestation report of the Trust's or the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust's or the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission ("SEC") that permit the Trust and the Partnership to provide only management's report in this annual report.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm
-----------------------------------------------------------------------

Prior to the acquisition of the Company by Bank of America and consistent with SEC rules regarding the independence of the independent registered public accounting firm, the Audit Committee of the Board of Directors of the Company established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries.

The Audit Committee of the Board of Directors of the Company was responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. A description of the Company's Pre-Approval Policy regarding audit services, which may be found on pages 161 and 162 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008 (the "2008 Form 10-K") filed with the SEC on February 24, 2009 is incorporated herein by reference. You may obtain a copy of the 2008 Form 10-K on the Company's Investor Relations website at www.ir.ml.com.

Subsequent to the Company's acquisition by Bank of America and consistent with SEC requirements, the Company follows the policies established by the Audit Committee of the Board of Directors of Bank of America regarding engagements of the provision of audit services and permitted non-audit services to the Company by the independent registered public accounting firm.

Fees Paid to the Independent Registered Public Accounting Firm
--------------------------------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche, LLP for the fiscal years ended December 26, 2008 and December 28, 2007. There were no other services rendered by Deloitte & Touche, LLP to the Trust and the Partnership in fiscal years ended December 26, 2008 and December 28, 2007.

                                               2008                  2007
                                            -------               -------
              Audit Fees(1)                  $12,200               $12,200


(1) Audit Fees consisted of fees for the audits and reviews of the Trust's and the Partnership's financial statements filed with the SEC on Forms 10-K and 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, consents and review of documents filed with the SEC.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

          Documents filed as part of this Report:

          1.   Financial Statements

          The contents of the financial statements are listed on page F-1, and the financial statements and accompanying Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-17.

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

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST V

     Balance Sheets, December 26, 2008 and December 28, 2007               F-2

     Statements of Earnings, Year Ended December 26, 2008,
          December 28, 2007 and December 29, 2006                          F-3

     Statements of Changes in Stockholders' Equity, Year Ended
          December 26, 2008, December 28, 2007 and December 29, 2006       F-4

     Statements of Cash Flows, Year Ended December 26, 2008,
          December 28, 2007 and December 29, 2006                          F-5

     Notes to Financial Statements                                         F-6

     Report of Independent Registered Public Accounting Firm               F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING V, L.P.

     Balance Sheets, December 26, 2008 and December 28, 2007               F-10

     Statements of Earnings, Year Ended December 26, 2008,
          December 28, 2007 and December 29, 2006                          F-11

     Statements of Changes in Partners' Capital, Year Ended
          December 26, 2008, December 28, 2007 and December 29, 2006       F-12

     Statements of Cash Flows, Year Ended December 26, 2008,
          December 28, 2007 and December 29, 2006                          F-13

     Notes to Financial Statements                                         F-14

     Report of Independent Registered Public Accounting Firm               F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 26, 2008       December 28, 2007
                                                              -----------------       -----------------


ASSETS

Investment in affiliate partnership preferred securities             $  876,300              $  876,300
Interest receivable from affiliate                                       15,949                  15,949
                                                                     ----------              ----------
Total Assets                                                         $  892,249              $  892,249
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distribution payable                                                 $   15,949              $   15,949
                                                                     ----------              ----------
Stockholders' equity:
     Preferred  securities  (7.28%  Trust
         Originated  Preferred   Securities;
         34,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           850,000                 850,000
     Common securities (7.28% Trust Common
         Securities; 1,052,000 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            26,300                  26,300
                                                                     ----------              ----------
     Total Stockholders' equity                                         876,300                 876,300
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  892,249              $  892,249
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2008     December 28, 2007       December 29, 2006
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
                                                                 =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                               FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2008     December 28, 2007       December 29, 2006
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
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2008     December 28, 2007       December  30, 2005
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 63,795              $ 63,795                $ 63,795
  Change in interest receivable from affiliate                           -               (15,949)                      -
                                                                  --------              --------                --------
        Cash provided by operating activities                       63,795                47,846                  63,795
                                                                  --------              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (63,795)              (47,846)                (63,795)
                                                                  --------              --------                --------
        Cash used for financing activities                         (63,795)              (47,846)                (63,795)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $15,949 were accrued at December 26, 2008 and December 28, 2007, respectively.



See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 26, 2008
--------------------------------------------------------------------------------


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

On January 1, 2009, the Company was acquired by Bank of America Corporation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS of PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS
The investment in the affiliate partnership preferred securities represents a limited partnership interest and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 26, 2008
--------------------------------------------------------------------------------

3. INVESTMENT IN AFFILIATE PARTNERSHIP PREFERRED SECURITIES

The Trust holds 34,000,000 7.28% Partnership Preferred Securities and 1,052,000 7.28% Trust Common Securities, $25 liquidation preference per each security.
The interest payment dates and redemption provisions of the Partnership Preferred Securities, which became redeemable on September 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4.  STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES

The Trust issued 34,000,000 7.28% Trust Preferred Securities, $25 liquidation amount per security in a public offering on November 3, 1998. The Trust Preferred Securities became redeemable on September 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust V:

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust V (the "Trust") as of December 26, 2008 and December 28, 2007, and the related statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2008. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 26, 2008 and December 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Merrill Lynch & Co., Inc. became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.


/s/ Deloitte & Touche LLP

New York, New York
March 25, 2009

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust V for 2008 and 2007 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 26,   Sept. 26,    June 27,   Mar. 28,  Dec. 28,  Sept. 28,  June 29,  Mar. 30,
                          2008        2008       2008       2008       2007      2007       2007      2007
                        ------------------------------------------------------------------------------------
Total Revenues          $15,949    $15,949     $15,948    $15,949   $15,949    $15,949     $15,948   $15,949

Earnings                $15,949    $15,949     $15,948    $15,949   $15,949    $15,949     $15,948   $15,949




MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           December 26, 2008           December 28, 2007
                                                           -----------------           -----------------

ASSETS

Investments:
     Affiliate debentures                                        $1,020,640                   $1,020,640
     U.S. Government and agencies                                    10,314                       10,340
                                                                 ----------                   ----------
     Total investments                                            1,030,954                    1,030,980
     Interest receivable from affiliate                              18,576                       18,576
                                                                 ----------                   ----------

Total Assets                                                     $1,049,530                   $1,049,556
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution Payable                                             $   18,576                       18,576
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   876,300                      876,300
     General partnership interest                                   154,654                      154,680
                                                                 ----------                   ----------
     Total partners' capital                                      1,030,954                    1,030,980
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $1,049,530                   $1,049,556
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------


                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2008     December 28, 2007      December  29, 2006
                                                         -----------------     -----------------       -----------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  74,303             $  74,303               $  74,303
     U.S. Government and agencies                                      232                   500                     482
                                                                 ---------             ---------               ---------
Earnings                                                         $  74,535             $  74,803               $  74,785
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2008     December 28, 2007      December  29, 2006
                                                         -----------------     -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                    $  876,300            $  876,300              $  876,300
Net income allocated to limited partner                             63,795                63,795                  63,795
Distributions                                                      (47,846)              (47,846)                (63,795)
Distributions payable                                              (15,949)              (15,949)                      -
                                                                 ---------             ---------               ---------
Balance, end of period                                             876,300               876,300                 876,300
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                       154,680               154,700                 154,693
Net income allocated to general partner                             10,740                11,008                  10,990
Distributions                                                       (8,139)               (8,401)                (10,983)
Distributions payable                                               (2,627)               (2,627)                       -
                                                                 ---------             ---------               ---------
Balance, end of period                                             154,654               154,680                 154,700
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                         $1,030,954            $1,030,980              $1,031,000
                                                                ==========            ==========              ==========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 26, 2008     December 28, 2007      December  29, 2006
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 74,535            $   74,803              $   74,785
     Accretion of interest on securities issued by
     U.S. Government and agencies                                     (232)                 (500)                   (482)
     Change in interest receivable from affiliates                       -               (18,576)                      -
                                                                  --------              --------                --------
        Cash provided by operating activities                       74,303                55,727                  74,303
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (20,619)              (20,619)                (20,619)
     Maturities of investment securities                            20,877                21,139                  20,094
                                                                  --------             ---------               ---------
        Cash provided by investing activities                          258                   520                     475
                                                                  --------             ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (63,795)              (47,846)                (63,795
     Distributions to general partner                              (10,766)               (8,401)                (10,983)
                                                                  --------             ---------               ---------
        Cash used for financing activities                         (74,561)              (56,247)                (74,778)
                                                                  --------             ---------               ---------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------             ---------               ---------
CASH, END OF PERIOD                                               $      -             $       -               $       -
                                                                  ========             =========               =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $18,576 were accrued at December 26, 2008 and December 28, 2007, respectively.



See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 26, 2008
--------------------------------------------------------------------------------


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

On January 1, 2009, the Company was acquired by Bank of America Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. The carrying values of the investment in affiliate debentures and the investment in U.S. Government and agency securities both approximate fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 26, 2008
--------------------------------------------------------------------------------


3. INVESTMENT IN AFFILIATE DEBENTURES

The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7.28% per annum. The interest payment dates and redemption provisions of the debentures, which became redeemable at the option of the Company and its subsidiary on September 30, 2008, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


4. PARTNERS' CAPITAL

The Partnership issued 34,000,000 7.28% Partnership Preferred Securities and 1,052,000 7.28% in Trust Common Securities, $25 liquidation preference per each security, to the Trust on November 3, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities became redeemable on September 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred
 Funding V, L.P.:

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding V, L.P. (the "Partnership") as of December 26, 2008 and December 28, 2007, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 26, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 26, 2008 and December 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Merrill Lynch & Co., Inc. became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.


/s/ Deloitte & Touche LLP

New York, New York
March 25, 2009

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding V, L.P. for 2008 and 2007 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 26,   Sept. 26,    June 27,   Mar. 28,   Dec. 28,   Sept. 29,  June 30, Mar. 30,
                          2008        2008       2008        2008       2007       2007      2007     2007
                        -------------------------------------------------------------------------------------
Total Revenues          $18,610    $18,625     $18,643    $18,657     $18,687    $18,705     $18,705   $18,706

Earnings                $18,610    $18,625     $18,643    $18,657     $18,687    $18,705     $18,705   $18,706

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2008.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2009.

Merrill Lynch Preferred Funding V, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ THOMAS W. PERRY                     Chief Accounting Officer and
-----------------------------------------   Controller
       (Thomas W. Perry)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 26th day of March, 2009.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/  BRIAN T. MOYNIHAN                      Chief Executive Officer
-----------------------------------------   (Principal Executive Officer)
        (Brian T. Moynihan)


     /s/ NEIL A. COTTY                          Chief Financial Officer
-----------------------------------------   (Principal Financial Officer)
        (Neil A. Cotty)


    /s/  THOMAS W. PERRY                        Chief Accounting Officer and
-----------------------------------------       Controller
        (Thomas W. Perry)


         KENNETH D. LEWIS                       Chairman and Director
-----------------------------------------
        (Kenneth D. Lewis)


    /s/  AMY WOODS BRINKLEY                     Director
-----------------------------------------
        (Amy Woods Brinkley)


    /s/  JOE L. PRICE                           Director
-----------------------------------------
        (Joe L. Price)

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

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

4.7 Form of Subordinated Debenture Indenture between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (No. 333-16603)).

4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

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

31.1*Rule 13a-14(a)Certification.

31.2*Rule 13a-14(a)Certification.

32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*Excerpt of Merrill Lynch & Co., Inc. Annual Report on
     Form 10-K for the fiscal year ended December 26, 2008.
 ---------------------

* Filed herewith