Form 10-K
period 2009-12-31
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2010-03-30
CIK 1052635, 1052636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
MERRILL LYNCH PREFERRED CAPITAL TRUST V
(Exact name of Registrant as specified in its certificate of trust)
COMMISSION FILE NO.: 1-7182-10

Delaware (State or other jurisdiction of incorporation or organization)	13-7140866 (I.R.S. Employer Identification No.)

4 World Financial Center
New York, New York (Address of principal executive offices)	10080 (Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

7.28% Trust Originated Preferred Securities (“TOPrS”) (and the related guarantee)	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
MERRILL LYNCH PREFERRED FUNDING V, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)
COMMISSION FILE NO.: 1-7182-09

Delaware (State or other jurisdiction of incorporation or organization)	13-3983474 (I.R.S. Employer Identification No.)

4 World Financial Center
New York, New York (Address of principal executive offices)	10080 (Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

7.28% Partnership Preferred Securities (and the related guarantee)	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
The Registrants meet the conditions set forth in General Instruction I 1 (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.
Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part V of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on June 30, 2009, no voting or non-voting common equity of the Registrants was held by non-affiliates of the Registrants.
DOCUMENTS INCORPORATED BY REFERENCE:
Prospectus, dated October 29, 1998, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-59997) filed by the Registrants and Merrill Lynch & Co., Inc., is incorporated by reference in this Form 10-K in response to Part I.

PART I

ITEM 1.	BUSINESS
MERRILL LYNCH PREFERRED CAPITAL TRUST V
Merrill Lynch Preferred Capital Trust V (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on January 8, 1998, which was subsequently amended by an amended and restated declaration of trust dated as of October 29, 1998. Merrill Lynch & Co., Inc. (the “Company” or “Merrill Lynch”) is the sole owner of the Trust common securities. On January 1, 2009, the Company became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”). The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.28% Trust Originated Preferred Securities (the “TOPrS”)and trust common securities (the “Trust Common Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.28% Partnership Preferred Securities (the “Partnership Preferred Securities”) issued by Merrill Lynch Preferred Funding V, L.P. (the “Partnership”), and (iii) engaging in only those other activities necessary or incidental thereto.
MERRILL LYNCH PREFERRED FUNDING V, L.P.
Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of the State of Delaware on January 8, 1998, which was subsequently amended by an amended and restated agreement of limited partnership dated November 3, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company’s general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company (the “Affiliate Investment Instruments”) and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.
The information set forth under the headings “Merrill Lynch Preferred Capital Trust V”, “Merrill Lynch Preferred Funding V, L.P.”, “Description of the Trust Preferred Securities”, “Description of the Trust Guarantee”, “Description of the Partnership Preferred Securities”, “Description of the Partnership Guarantee”, and “Use of Proceeds” in the Prospectus dated October 29, 1998 of the Trust and the Partnership is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company is the sole owner of the Trust Common Securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.28% Trust Originated Preferred Securities and Trust Common Securities, representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.28% Partnership Preferred Securities issued by Merrill Lynch Preferred Funding V, L.P. (the “Partnership”), and (iii) engaging in only those other activities necessary or incidental thereto.

The Company also is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company’s general partner interest and the Partnership Preferred Securities,(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.
In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company’s financial condition and results of operations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated by reference from Exhibit 99.1 to this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Registrants do not own or lease any real property.

ITEM 3.	LEGAL PROCEEDINGS
The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.
All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.
The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from November 3, 1998 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing December 30, 1998, at an annual rate of 7.28% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7.28%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner’s sole discretion, be distributed to the general partner.

ITEM 6.	SELECTED FINANCIAL DATA
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K. There are no material changes in the amount of revenue and expense items between the most recent year presented and the fiscal year immediately preceding it.

ITEM 7A.	QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On November 3, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the “Trust Assets”). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the “Partnership Assets”). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust’s ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

ITEM 8.	FINANCIAL STATEMENTS and SUPPLEMENTARY DATA
In response to this item, the financial statements and notes thereto and the Reports of Independent Registered Public Accounting Firms set forth on pages F-1 through F-19 are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously announced in an 8-K dated April 15, 2009, on April 15, 2009, the Audit Committee of the board of directors of Bank of America, the parent corporation of the Company, approved the engagement of PricewaterhouseCoopers LLP, as the Trust’s and the Partnership’s independent registered public accounting firm to audit the Trust’s and the Partnership’s financial statements. PricewaterhouseCoopers LLP currently serves as Bank of America’s independent registered public accounting firm. This action effectively dismissed Deloitte & Touche LLP on that date as the Trust’s and the Partnership’s principal independent accountants.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES
The persons who function as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust and the Partnership have evaluated the effectiveness of the Trust’s and the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust and the Partnership have concluded that the Trust’s and the Partnership’s disclosure controls and procedures are effective as of the end of the period covered by this report.
In addition, no change in the Trust’s or the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Partnership’s internal control over financial reporting.

Report on Internal Control Over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Partnership’s and the Trust’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that each of the Trust and the Partnership maintained effective internal control over financial reporting as of December 31, 2009.
This annual report does not include an attestation report of the Trust’s or the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s or the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (“SEC”) that permit the Trust and the Partnership to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES and SERVICES
Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm
Subsequent to the acquisition of the Company by Bank of America and consistent with SEC requirements, the Trust and the Partnership follow the policies established by the Audit Committee of the Board of Directors of Bank of America (the “BAC Audit Committee”) regarding engagements of the provision of audit services and permitted non-audit services to the Trust and the Partnership by the independent registered public accounting firm and by any other accounting firm proposed to be retained to provide audit services (e.g., in compliance with a foreign statute) or non-audit services.
Under the BAC Audit Committee’s pre-approval policies and procedures, the BAC Audit Committee is required to pre-approve the audit and non-audit services performed by the Trust’s and the Partnership’s independent registered public accounting firm. On an annual basis, the BAC Audit Committee pre-approves a list of services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the BAC Audit Committee. The list of pre-approved services is divided into four categories: audit services; audit-related services; tax services; and all other services. In addition, the BAC Audit Committee sets pre-approved fee levels for each of these listed services. Any type of service that is not included on the list of pre-approved services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the BAC Audit Committee or its designee.
The BAC Audit Committee has delegated pre-approval authority to the BAC Audit Committee chairman and any pre-approved actions by the BAC Audit Committee chairman as designee are reported to the BAC Audit Committee for approval at its next scheduled meeting.
Fees Paid to the Independent Registered Public Accounting Firms
The following table presents aggregate fees billed for audits of the Trust’s and the Partnership’s financial statements. For the year ended December 31, 2009, the table presents the aggregate fees billed by PricewaterhouseCoopers LLP and their affiliates (“PwC”). For the year ended December 26, 2008, the table presents the aggregate fees billed by Deloitte & Touche. In April 2009, PwC was engaged as the Trust’s and the Partnership’s independent registered public accounting firm, at which time Deloitte & Touche was effectively dismissed as the Trust’s and the Partnership’s independent registered public accounting firm.

	2009	2008
Audit Fees(1)	$15,000	$12,200

(1)	Audit Fees consisted of fees for the audits and reviews of the Trust’s and the Partnership’s financial statements filed with the SEC on Forms 10-K and 10-Q.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Report:
1.	Financial Statements

The contents of the financial statements are listed on page F-1, and the financial statements and accompanying Reports of Independent Registered Public Accounting Firms appear on pages F-2 through F-19.

2.	Financial Statement Schedules

None.

3.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS
ITEM 15(1)

MERRILL LYNCH PREFERRED CAPITAL TRUST V
BALANCE SHEETS
(dollars in thousands, except per security amounts)

	December 31, 2009	December 26, 2008

ASSETS

Investment in affiliate partnership preferred securities	$876,300	$876,300
Interest receivable from affiliate	—	15,949

Total Assets	$876,300	$892,249

LIABILITY AND STOCKHOLDERS’ EQUITY

Distribution payable	$—	$15,949

Stockholders’ equity:
Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	850,000	850,000
Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300

Total Stockholders’ Equity	876,300	876,300

Total Liability and Stockholders’ Equity	$876,300	$892,249

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2009	December 26, 2008	December 28, 2007

EARNINGS

Interest on affiliate partnership preferred securities	$63,795	$63,795	$63,795

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2009	December 26, 2008	December 28, 2007

PREFERRED SECURITIES
Balance, beginning and end of period	$850,000	$850,000	$850,000

COMMON SECURITIES
Balance, beginning and end of period	26,300	26,300	26,300

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—	—
Earnings	63,795	63,795	63,795
Distributions	(63,795)	(47,846)	(47,846)
Distributions payable	—	(15,949)	(15,949)

Balance, end of period	—	—	—

Total Stockholders’ Equity	$876,300	$876,300	$876,300

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2009	December 26, 2008	December 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$63,795	$63,795	$63,795
Change in interest receivable from affiliate	—	—	(15,949)

Cash provided by operating activities	63,795	63,795	47,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(63,795)	(63,795)	(47,846)

Cash used for financing activities	(63,795)	(63,795)	(47,846)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—

CASH, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

There were no distributions accrued at December 31, 2009 and $15,949 of distributions accrued at both December 26, 2008 and December 28, 2007
See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
1. ORGANIZATION AND PURPOSE
Merrill Lynch Preferred Capital Trust V (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (the “Company”) is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.28% Trust Originated Preferred Securities (the “Trust Preferred Securities”) and trust common securities (the “Trust Common Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.28% Partnership Preferred Securities (the “Partnership Preferred Securities”) issued by Merrill Lynch Preferred Funding V, L.P. (the “Partnership”), and (iii) engaging in only those other activities necessary or incidental thereto.
The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, audit fees, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States of America or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities). The Company has agreed to indemnify the trustees and certain other persons.
On January 1, 2009, the Company became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.
Effective January 1, 2009, the Trust adopted calendar quarter-end and year-end reporting periods to coincide with those of the Company and Bank of America. Earnings for the intervening period between the Trust’s previous fiscal year-end (December 26, 2008) and beginning of the current year (January 1, 2009) were not material. During this period, the Trust received cash of $15.9 million from an affiliate and paid $15.9 million in distributions.
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
December 31, 2009
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
4. STOCKHOLDERS’ EQUITY
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
TRUST COMMON SECURITIES
The Trust issued 1,052,000 7.28% Trust Common Securities, $25 liquidation amount per security, to the Company on November 3, 1998. The Trust Common Securities became redeemable on September 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees of Merrill Lynch Preferred Capital Trust V:
In our opinion, the accompanying balance sheet and the related statements of earnings, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Capital Trust V (the “Trust”) at December 31, 2009, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees of Merrill Lynch Preferred Capital Trust V:
We have audited the accompanying balance sheet of Merrill Lynch Preferred Capital Trust V (the “Trust”) as of December 26, 2008, and the related statements of earnings, changes in stockholders’ equity, and cash flows for the years ended December 26, 2008 and December 28, 2007. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 26, 2008, and the results of its operations and its cash flows for the years ended December 26, 2008 and December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, Merrill Lynch & Co., Inc. became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.
/s/ Deloitte & Touche LLP
New York, New York
March 25, 2009

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust V for 2009 and 2008 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
(dollars in thousands)

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 26,	Sept. 26,	June 27,	Mar. 28,
	2009	2009	2009	2009	2008	2008	2008	2008

Total Revenues	$15,949	$15,949	$15,948	$15,949	$15,949	$15,949	$15,948	$15,949

Earnings	$15,949	$15,949	$15,948	$15,949	$15,949	$15,949	$15,948	$15,949

MERRILL LYNCH PREFERRED FUNDING V, L.P.
BALANCE SHEETS
(dollars in thousands)

	December 31, 2009	December 26, 2008

ASSETS

Investments:
Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,318	10,314

Total investments	1,030,958	1,030,954
Interest receivable from affiliate	—	18,576

Total Assets	$1,030,958	$1,049,530

LIABILITY AND PARTNERS’ CAPITAL

Distribution Payable	$—	$18,576

Partners’ capital:
Limited partnership interest	876,300	876,300
General partnership interest	154,658	154,654

Total partners’ capital	1,030,958	1,030,954

Total Liability and Partners’ Capital	$1,030,958	$1,049,530

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2009	December 26, 2008	December 28, 2007

EARNINGS
Interest income:
Affiliate debentures	$74,303	$74,303	$74,303
U.S. Government and agencies	34	232	500

Earnings	$74,337	$74,535	$74,803

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2009	December 26, 2008	December 28, 2007

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$876,300	$876,300	$876,300
Net income allocated to limited partner	63,795	63,795	63,795
Distributions	(63,795)	(47,846)	(47,846)
Distributions payable	—	(15,949)	(15,949)

Balance, end of period	876,300	876,300	876,300

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	154,654	154,680	154,700
Net income allocated to general partner	10,542	10,740	11,008
Distributions	(10,538)	(8,139)	(8,401)
Distributions payable	—	(2,627)	(2,627)

Balance, end of period	154,658	154,654	154,680

TOTAL PARTNERS’ CAPITAL	$1,030,958	$1,030,954	$1,030,980

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE YEAR ENDED
	December 31, 2009	December 26, 2008	December 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$74,337	$74,535	$74,803
Accretion of interest on securities issued by U.S. Government and agencies	(34)	(232)	(500)
Change in interest receivable from affiliates	—	—	(18,576)

Cash provided by operating activities	74,303	74,303	55,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(20,619)	(20,619)	(20,619)
Maturities of investment securities	20,649	20,877	21,139

Cash provided by investing activities	30	258	520

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(63,795)	(63,795)	(47,846)
Distributions to general partner	(10,538)	(10,766)	(8,401)

Cash used for financing activities	(74,333)	(74,561)	(56,247)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF PERIOD	—	—	—

CASH, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

There were no distributions accrued at December 31, 2009 and $18,576 of distributions accrued at both December 26, 2008 and December 28, 2007
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
1. ORGANIZATION AND PURPOSE
Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co. Inc. (the “Company”) is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company’s general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company And wholly-owned subsidiaries of the Company (the “Affiliate Investment Instruments”) and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.
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
On January 1, 2009, the Company became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.
Effective January 1, 2009, the Partnership adopted calendar quarter-end and year-end reporting periods to coincide with those of the Company and Bank of America. Earnings for the intervening period between the Partnership’s previous fiscal year-end (December 26, 2008) and beginning of the current year (January 1, 2009) were not material. During this period, the Partnership received cash of $18.6 million from an affiliate and paid $18.6 million in distributions.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At December 31, 2009, the estimated fair value of the investment in affiliate debentures is approximately $897 million and the fair value of the investment in U.S. Government and agency securities approximates its carrying value.
INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
3. INVESTMENT IN AFFILIATE DEBENTURES
The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures mature on September 30, 2018 and bear interest at 7.28% per annum. The interest payment dates and redemption provisions of the debentures, which became redeemable at the option of the Company and its subsidiary on September 30, 2008, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.
4. PARTNERS’ CAPITAL
The Partnership issued 34,000,000 7.28% Partnership Preferred Securities and 1,052,000 7.28% Trust Common Securities, $25 liquidation preference per each security, to the Trust on November 3, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities became redeemable on September 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.
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
Contemporaneously with the issuance of the Partnership Preferred Securities, the Company, as general partner, contributed capital to the Partnership in the amount of approximately $155.0 million. The Partnership may at times have excess funds which are allocated to the Company and may, in the Company’s sole discretion, be distributed to the Company to the extent that aggregate payments by the Company to the Partnership exceed distributions accumulated or payable with respect to the Partnership Preferred Securities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Limited Partner of Merrill Lynch Preferred Funding V, L.P.:
In our opinion, the accompanying balance sheet and the related statements of earnings, changes in partners’ capital, and cash flows present fairly, in all material respects, the financial position of Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) at December 31, 2009, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Limited Partner of Merrill Lynch Preferred Funding V, L.P.:
We have audited the accompanying balance sheet of Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) as of December 26, 2008, and the related statements of earnings, changes in partners’ capital, and cash flows for the years ended December 26, 2008 and December 28, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 26, 2008, and the results of its operations and its cash flows for the years ended December 26, 2008 and December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, Merrill Lynch & Co., Inc. became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.
/s/ Deloitte & Touche LLP
New York, New York
March 25, 2009

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
Quarterly Information
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding V, L.P. for 2009 and 2008 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.
(dollars in thousands)

	For the Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 26,	Sept. 26,	June 27,	Mar. 28,
	2009	2009	2009	2009	2008	2008	2008	2008

Total Revenues	$18,582	$18,582	$18,584	$18,589	$18,610	$18,625	$18,643	$18,657

Earnings	$18,582	$18,582	$18,584	$18,589	$18,610	$18,625	$18,643	$18,657

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2010.

MERRILL LYNCH PREFERRED CAPITAL TRUST V*

By:	/s/ MARLENE DEBEL

	Name:	Marlene Debel
	Title:	Regular Trustee

*	There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2010.
Merrill Lynch Preferred Funding V, L.P.
By: Merrill Lynch & Co., Inc. as General Partner

SIGNATURE	TITLE

/s/ THOMAS W. PERRY (Thomas W. Perry)	Chief Accounting Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch & Co., Inc., General Partner of the Registrant, in the capacities indicated on the 30th day of March, 2010.

SIGNATURE	TITLE

/s/ THOMAS K. MONTAG (Thomas K. Montag)	Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT QUTUB (Robert Qutub)	Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS W. PERRY (Thomas W. Perry)	Chief Accounting Officer and Controller

/s/ BRIAN T. MOYNIHAN (Brian T. Moynihan)	Chairman and Director

/s/ NEIL A. COTTY (Neil A. Cotty)	Director

/s/ SALLIE L. KRAWCHECK (Sallie L. Krawcheck)	Director

/s/ BRUCE THOMPSON (Bruce Thompson)	Director

EXHIBIT INDEX

4.1
Certificate of Trust dated January 8, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-04)).

4.2		Form of Amended and Restated Declaration of Trust of the Trust (incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the “Registration Statement”)).

4.3
Certificate of Limited Partnership, dated as of January 8, 1998, of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 333-44173-03)).

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

4.8		Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

4.9		Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10		Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11		Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement).

12	*	Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (unaudited).

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification.

31.2	*	Rule 13a-14(a) Certification.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

*	Filed herewith