Form 10-Q
period 2010-03-31
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2010-05-13
CIK 1052635, 1052636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 1-7182-10
MERRILL LYNCH PREFERRED CAPITAL TRUST V
(Exact name of Registrant as specified in its certificate of trust)

Delaware	13-7140866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center
New York, New York	10080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
COMMISSION FILE NO.: 1-7182-09
MERRILL LYNCH PREFERRED FUNDING V, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)

Delaware	13-3983474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center
New York, New York	10080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2010, no voting stock of the Registrants was held by non-affiliates of the Registrants.
The Registrants meet the conditions set forth in General Instruction H 1 (a) and (b) of Form 10-Q and are therefore filing this form with a reduced disclosure format.

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	March 31, 2010	December 31, 2009
ASSETS

Investment in affiliate partnership preferred securities	$876,300	$876,300

Total Assets	$876,300	$876,300

STOCKHOLDERS’ EQUITY

Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$850,000	$850,000

Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$15,949	$15,949

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

PREFERRED SECURITIES

Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES

Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS

Balance, beginning of period	—	—

Earnings	15,949	15,949

Distributions	(15,949)	(15,949)

Balance, end of period	—	—

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Earnings	$15,949	$15,949

Cash provided by operating activities	15,949	15,949

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions	(15,949)	(15,949)

Cash used for financing activities	(15,949)	(15,949)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
March 31, 2010
Merrill Lynch Preferred Capital Trust V (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole owner of the Trust common securities.
On January 1, 2009, ML&Co. was acquired by Bank of America Corporation (“Bank of America”) with ML&Co. continuing as a wholly-owned subsidiary of Bank of America.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.
BASIS OF PRESENTATION
These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 31, 2009. The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Trust’s investment in Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	March 31, 2010	December 31, 2009

ASSETS

Investments:

Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,311	10,318

Total investments	1,030,951	1,030,958

Total Assets	$1,030,951	$1,030,958

PARTNERS’ CAPITAL

Limited partnership interest	$876,300	$876,300
General partnership interest	154,651	154,658

Total Partners’ Capital	$1,030,951	$1,030,958

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

EARNINGS

Interest income:

Affiliate debentures	$18,576	$18,576

U.S. Government and agencies	6	13

Earnings	$18,582	$18,589

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

LIMITED PARTNER’S CAPITAL

Balance, beginning of period	$876,300	$876,300

Net income allocated to limited partner	15,949	15,949
Distributions	(15,949)	(15,949)

Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL

Balance, beginning of period	154,658	154,654
Net income allocated to general partner	2,633	2,640
Distributions	(2,640)	(2,627)

Balance, end of period	154,651	154,667

TOTAL PARTNERS’ CAPITAL	$1,030,951	$1,030,967

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$18,582	$18,589
Accretion of interest on securities issued by U.S. Government and agencies	(6)	(13)

Cash provided by operating activities	18,576	18,576

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities	(10,310)	—
Maturities of investment securities	10,323	—

Cash provided by investing activities	13	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to limited partner	(15,949)	(15,949)
Distributions to general partner	(2,640)	(2,627)

Cash used for financing activities	(18,589)	(18,576)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
March 31, 2010
Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole general partner of the Partnership.
On January 1, 2009, ML&Co. was acquired by Bank of America Corporation (“Bank of America”) with ML&Co. continuing as a wholly-owned subsidiary of Bank of America.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
BASIS OF PRESENTATION
These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2009. The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At March 31, 2010, the estimated fair value of the investment in affiliate debentures was approximately $955 million. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There were no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.
ITEM 4.	CONTROLS AND PROCEDURES
The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust’s and the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust’s and the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this Report.
In addition, no change in the Trust’s and the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Trust’s and the Partnership’s 2009 Annual Report on Form 10-K.
ITEM 6.	EXHIBITS

12	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1	Rule 13a — 14(a) Certification.

31.2	Rule 13a — 14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH PREFERRED CAPITAL TRUST V*
By:	/s/ MARLENE DEBEL
	Name:	Marlene Debel
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING V, L.P.*
By:	MERRILL LYNCH & CO., INC., as General Partner

By:	/s/ THOMAS W. PERRY
	Name:	Thomas W. Perry
	Title:	Chief Accounting Officer and Controller, Merrill Lynch & Co., Inc.
Date: May 13, 2010

*	There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

INDEX TO EXHIBITS
EXHIBITS

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1*	Rule 13a — 14(a) Certification.

31.2*	Rule 13a — 14(a) Certification.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith