Form 10-Q
period 2010-09-30
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2010-11-12
CIK 1052635, 1052636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 1-7182-10
MERRILL LYNCH PREFERRED CAPITAL TRUST V
(Exact name of Registrant as specified in its certificate of trust)

Delaware
(State or other jurisdiction of	13-7140866
incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center
New York, New York	10080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 449-1000
COMMISSION FILE NO.: 1-7182-09
MERRILL LYNCH PREFERRED FUNDING V, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)

Delaware
(State or other jurisdiction of	13-3983474
incorporation or organization)	(I.R.S. Employer Identification No.)

4 World Financial Center
New York, New York	10080
(Address of principal executive offices)	(Zip Code)
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	September 30, 2010	December 31, 2009
ASSETS

Investment in affiliate partnership preferred securities	$876,300	$876,300

Total Assets	$876,300	$876,300

STOCKHOLDERS’ EQUITY

Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$850,000	$850,000

Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$15,949	$15,949

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest on affiliate partnership preferred securities	$47,846	$47,846

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

PREFERRED SECURITIES

Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES

Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS

Balance, beginning of period	—	—

Earnings	47,846	47,846

Distributions	(47,846)	(47,846)

Balance, end of period	—	—

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Earnings	$47,846	$47,846

Cash provided by operating activities	47,846	47,846

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions	(47,846)	(47,846)

Cash used for financing activities	(47,846)	(47,846)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
September 30, 2010
Merrill Lynch Preferred Capital Trust V (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole owner of the Trust common securities.
On January 1, 2009, ML&Co. was acquired by Bank of America Corporation (“Bank of America”) and is a wholly-owned subsidiary of Bank of America.
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

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	September 30, 2010	December 31, 2009

ASSETS

Investments:

Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,310	10,318

Total investments	1,030,950	1,030,958

Total Assets	$1,030,950	$1,030,958

PARTNERS’ CAPITAL

Limited partnership interest	$876,300	$876,300
General partnership interest	154,650	154,658

Total Partners’ Capital	$1,030,950	$1,030,958

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest income:

Affiliate debentures	$18,576	$18,576

U.S. Government and agencies	3	6

Earnings	$18,579	$18,582

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

EARNINGS

Interest income:

Affiliate debentures	$55,727	$55,727

U.S. Government and agencies	13	28

Earnings	$55,740	$55,755

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

LIMITED PARTNER’S CAPITAL

Balance, beginning of period	$876,300	$876,300
Earnings allocated to limited partner	47,846	47,846
Distributions	(47,846)	(47,846)

Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL

Balance, beginning of period	154,658	154,654
Earnings allocated to general partner	7,894	7,909
Distributions	(7,902)	(7,911)

Balance, end of period	154,650	154,652

TOTAL PARTNERS’ CAPITAL	$1,030,950	$1,030,952

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$55,740	$55,755
Accretion of interest on securities issued by U.S. Government and agencies	(13)	(28)

Cash provided by operating activities	55,727	55,727

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities	(20,620)	(20,619)
Maturities of investment securities	20,641	20,649

Cash provided by investing activities	21	30

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to limited partner	(47,846)	(47,846)
Distributions to general partner	(7,902)	(7,911)

Cash used for financing activities	(55,748)	(55,757)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
September 30, 2010
Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole general partner of the Partnership.
On January 1, 2009, ML&Co. was acquired by Bank of America Corporation (“Bank of America”) and is a wholly-owned subsidiary of Bank of America.
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2010, the estimated fair value of the investment in affiliate debentures was approximately $1.1 billion. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There were no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding year-to-date period in the preceding year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Trust’s and the Partnership’s management, with the participation of the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership, have evaluated the effectiveness of the Trust’s and the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust’s and the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.
In addition, no change in the Trust’s and the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. Risk Factors in the Trust’s and the Partnership’s 2009 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors in the Trust’s and the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
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

MERRILL LYNCH PREFERRED CAPITAL TRUST V*
By:	/s/ MARLENE DEBEL
	Name:	Marlene Debel
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING V, L.P.*
By:	MERRILL LYNCH & CO., INC., as General Partner

By:	/s/ PETER D. TAUBE
	Name:	Peter D. Taube
	Title:	Chief Accounting Officer and Controller, Merrill Lynch & Co., Inc.

Date: November 12, 2010

*	There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

INDEX TO EXHIBITS
EXHIBITS

12*	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1*	Rule 13a — 14(a) Certification.

31.2*	Rule 13a — 14(a) Certification.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith