Form 10-Q
period 2011-03-31
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2011-05-13
CIK 1052635, 1052636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Registrant’s telephone number, including area code: (212) 449-1000
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrants meet the conditions set forth in General Instruction H 1 (a) and (b) of Form 10-Q and are therefore filing this form with a reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	March 31, 2011	December 31, 2010

ASSETS

Investment in affiliate partnership preferred securities	$876,300	$876,300

Total Assets	$876,300	$876,300

STOCKHOLDERS’ EQUITY

Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$850,000	$850,000

Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

EARNINGS

Interest on affiliate partnership preferred securities	$15,949	$15,949

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

PREFERRED SECURITIES
Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES
Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	15,949	15,949
Distributions	(15,949)	(15,949)

Balance, end of period	—	—

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$15,949	$15,949

Cash provided by operating activities	15,949	15,949

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(15,949)	(15,949)

Cash used for financing activities	(15,949)	(15,949)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
March 31, 2011
Merrill Lynch Preferred Capital Trust V (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole owner of the Trust common securities.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.
BASIS OF PRESENTATION
These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 31, 2010. The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Trust’s investment in Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	March 31, 2011	December 31, 2010

ASSETS

Investments:

Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,322	10,316

Total investments	1,030,962	1,030,956

Total Assets	$1,030,962	$1,030,956

PARTNERS’ CAPITAL

Limited partnership interest	$876,300	$876,300
General partnership interest	154,662	154,656

Total Partners’ Capital	$1,030,962	$1,030,956

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

EARNINGS

Interest income:
Affiliate debentures	$18,576	$18,576
U.S. Government and agencies	6	6

Earnings	$18,582	$18,582

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$876,300	$876,300
Earnings allocated to limited partner	15,949	15,949
Distributions	(15,949)	(15,949)

Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL

Balance, beginning of period	154,656	154,658
Earnings allocated to general partner	2,633	2,633
Distributions	(2,627)	(2,640)

Balance, end of period	154,662	154,651

TOTAL PARTNERS’ CAPITAL	$1,030,962	$1,030,951

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$18,582	$18,582
Accretion of interest on securities issued by U.S. Government and agencies	(6)	(6)

Cash provided by operating activities	18,576	18,576

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities	—	(10,310)
Maturities of investment securities	—	10,323

Cash provided by investing activities	—	13

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to limited partner	(15,949)	(15,949)
Distributions to general partner	(2,627)	(2,640)

Cash used for financing activities	(18,576)	(18,589)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
March 31, 2011
Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co., Inc. (“ML&Co.”) is the sole general partner of the Partnership.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
BASIS OF PRESENTATION
These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2010. The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At March 31, 2011, the estimated fair value of the investment in affiliate debentures was approximately $1,039 million. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

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
In addition, no change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In addition, no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. Risk Factors in the Trust’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST V*

By:	/s/ ANGELA C. JONES

	Name:	Angela C. Jones
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING V, L.P.*

By: MERRILL LYNCH & CO., INC., as General Partner

By:	/s/ PETER D. TAUBE

	Name:	Peter D. Taube
	Title:	Chief Accounting Officer and Controller,
Merrill Lynch & Co., Inc.
Date: May 13, 2011

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