Form 10-Q
period 2011-06-30
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2011-08-12
CIK 1052635, 1052636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Registrant’s telephone number, including area code: (212) 449-1000
Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrants meet the conditions set forth in General Instruction H 1 (a) and (b) of Form 10-Q and are therefore filing this Quarterly Report on Form 10-Q (the ”Report”) with a reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)

	June 30, 2011	December 31, 2010
ASSETS

Investment in affiliate partnership preferred securities	$876,300	$876,300

Total Assets	$876,300	$876,300

STOCKHOLDERS’ EQUITY

Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	$850,000	$850,000

Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2011	June 30, 2010

EARNINGS

Interest on affiliate partnership preferred securities	$15,948	$15,948

	FOR THE SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

EARNINGS

Interest on affiliate partnership preferred securities	$31,897	$31,897

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

PREFERRED SECURITIES

Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES

Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS

Balance, beginning of period	—	—

Earnings	31,897	31,897

Distributions	(31,897)	(31,897)

Balance, end of period	—	—

Total Stockholders’ Equity	$876,300	$876,300

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Earnings	$31,897	$31,897

Cash provided by operating activities	31,897	31,897

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions	(31,897)	(31,897)

Cash used for financing activities	(31,897)	(31,897)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
June 30, 2011
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

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS

Investments:
Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,329	10,316

Total investments	1,030,969	1,030,956

Total Assets	$1,030,969	$1,030,956

PARTNERS’ CAPITAL

Limited partnership interest	$876,300	$876,300
General partnership interest	154,669	154,656

Total Partners’ Capital	$1,030,969	$1,030,956

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	June 30, 2011	June 30, 2010

EARNINGS

Interest income:

Affiliate debentures	$18,575	$18,575

U.S. Government and agencies	7	4

Earnings	$18,582	$18,579

	FOR THE SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

EARNINGS

Interest income:

Affiliate debentures	$37,151	$37,151

U.S. Government and agencies	13	10

Earnings	$37,164	$37,161

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

LIMITED PARTNER’S CAPITAL

Balance, beginning of period	$876,300	$876,300
Earnings allocated to limited partner	31,897	31,897

Distributions	(31,897)	(31,897)

Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL

Balance, beginning of period	154,656	154,658

Earnings allocated to general partner	5,267	5,264
Distributions	(5,254)	(5,267)

Balance, end of period	154,669	154,655

TOTAL PARTNERS’ CAPITAL	$1,030,969	$1,030,955

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	FOR THE SIX MONTHS ENDED
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$37,164	$37,161
Accretion of interest on securities issued by U.S. Government and agencies	(13)	(10)

Cash provided by operating activities	37,151	37,151

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities	—	(10,310)
Maturities of investment securities	—	10,323

Cash provided by investing activities	—	13

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to limited partner	(31,897)	(31,897)
Distributions to general partner	(5,254)	(5,267)

Cash used for financing activities	(37,151)	(37,164)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (unaudited)
June 30, 2011
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At June 30, 2011, the estimated fair value of the investment in affiliate debentures was approximately $1,041 million. The fair value of the investment in U.S. Government and agency securities approximated its carrying value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There were no material changes in the amount of revenue and expense items between the most recent calendar year-to-date period presented and the corresponding period in the preceding year.

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
In addition, no change in the Trust’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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
In addition, no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Trust’s and the Partnership’s 2010 Annual Report on Form 10-K, other than the addition of the risk factors included in ML&Co.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which are incorporated by reference from Exhibit 99.1 to this Report.

ITEM 6.	EXHIBITS
An exhibit index has been filed as part of this Report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

MERRILL LYNCH PREFERRED CAPITAL TRUST V*

By:	/s/ ANGELA C. JONES

	Name:	Angela C. Jones
	Title:	Regular Trustee

MERRILL LYNCH PREFERRED FUNDING V, L.P.*

By:	MERRILL LYNCH & CO., INC., as General Partner

By:	/s/ PETER D. TAUBE

	Name:	Peter D. Taube
	Title:	Chief Accounting Officer and Controller Merrill Lynch & Co., Inc.
Date: August 12, 2011

*	There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

INDEX TO EXHIBITS

EXHIBITS

12	Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.(1)

31.1	Rule 13a-14(a) Certification(1)

31.2	Rule 13a-14(a) Certification(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

99.1	Excerpt of Merrill Lynch & Co., Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011.(1)

101
The following materials from Merrill Lynch Preferred Capital Trust V and Merrill Lynch Preferred Funding V, L.P. Quarterly Reports on Form 10-Q for the three and six month periods ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):

(i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements, tagged as blocks of text.(1,2)

(1)	Included herewith.

(2)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.