Form 10-Q
period 2012-09-30
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2012-11-14
CIK 1052635, 1052636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per security amounts)

	September 30, 2012	December 31, 2011
ASSETS
Investment in affiliate partnership preferred securities	$876,300	$876,300
Interest receivable from affiliate	15,949	—
Total Assets	$892,249	$876,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Distributions payable	$15,949	$—

STOCKHOLDERS’ EQUITY
Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	850,000	850,000
Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300
Total Stockholders’ Equity	876,300	$876,300
Total Liabilities and Stockholders’ Equity	$892,249	$876,300
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2012	September 30, 2011
EARNINGS
Interest on affiliate partnership preferred securities	$15,949	$15,949

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011
EARNINGS
Interest on affiliate partnership preferred securities	$47,846	$47,846
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

PREFERRED SECURITIES
Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES
Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	47,846	47,846
Distributions	(31,897)	(47,846)
Distributions payable	(15,949)	—
Balance, end of period	—	—
Total Stockholders’ Equity	$876,300	$876,300
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$47,846	$47,846
Change in interest receivable from affiliate	(15,949)	—
Cash provided by operating activities	31,897	47,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(31,897)	(47,846)
Cash used for financing activities	(31,897)	(47,846)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Distributions accrued but not paid at September 30, 2012 and September 30, 2011 were $15,949 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012
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

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30, 2012	December 31, 2011

ASSETS

Investments:
Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,310	10,312
Total investments	1,030,950	1,030,952
Interest receivable from affiliates	18,576	—
Total Assets	$1,049,526	$1,030,952

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Distributions payable	$18,576	$—

PARTNERS’ CAPITAL
Limited partnership interest	876,300	876,300
General partnership interest	154,650	154,652
Total Partners’ Capital	1,030,950	1,030,952
Total Liabilities and Partners' Capital	$1,049,526	$1,030,952
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	September 30, 2012	September 30, 2011

EARNINGS
Interest income:
Affiliate debentures	$18,576	$18,576
U.S. Government and agencies	2	6
Earnings	$18,578	$18,582

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

EARNINGS
Interest income:
Affiliate debentures	$55,727	$55,727
U.S. Government and agencies	7	19
Earnings	$55,734	$55,746
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$876,300	$876,300
Earnings allocated to limited partner	47,846	47,846
Distributions	(31,897)	(47,846)
Distributions payable	(15,949)	—
Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	154,652	154,656
Earnings allocated to general partner	7,888	7,900
Distributions	(5,263)	(7,906)
Distributions payable	(2,627)	—
Balance, end of period	154,650	154,650
TOTAL PARTNERS’ CAPITAL	$1,030,950	$1,030,950
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$55,734	$55,746
Accretion of interest on securities issued by U.S. Government and agencies	(7)	(19)
Change in interest receivable from affiliates	(18,576)	—
Cash provided by operating activities	37,151	55,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(10,310)	(10,310)
Maturities of investment securities	10,319	10,335
Cash provided by investing activities	9	25

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	(31,897)	(47,846)
Distributions to general partner	(5,263)	(7,906)
Cash used for financing activities	(37,160)	(55,752)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Distributions accrued but not paid at September 30, 2012 and September 30, 2011 were $18,576 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012
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
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At September 30, 2012, the estimated fair value of the investment in affiliate debentures was approximately $1.2 billion, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities. At September 30, 2012, the fair value of the investment in U.S. Government and agency securities, which is classified as Level 1 in the fair value hierarchy under Fair Value Accounting, approximated its carrying value.

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

In addition, no change in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
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

In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 14, 2012

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

101
The following materials from Merrill Lynch Preferred Capital Trust V and Merrill Lynch Preferred Funding V, L.P. Quarterly Reports on Form 10-Q for the three- and nine-month periods ended September 30, 2012 and September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders' Equity / Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements.(1)(2)

(1) Filed herewith.

(2) These interactive data files shall not be deemed filed for purposes of Section 11or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act 1934, as amended, or otherwise subject to liability under those sections.