Form 10-Q
period 2013-03-31
MERRILL LYNCH PREFERRED FUNDING V LP; MERRILL LYNCH PREFERRED CAPITAL TRUST V
filed 2013-05-14
CIK 1052635, 1052636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands, except per security amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in affiliate partnership preferred securities	$876,300	$876,300
Interest receivable from affiliate	15,949	—
Total Assets	$892,249	$876,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Distributions payable	$15,949	$—

STOCKHOLDERS’ EQUITY
Preferred securities (7.28% Trust Originated Preferred Securities; 34,000,000 authorized, issued, and outstanding; $25 liquidation amount per security)	850,000	850,000
Common securities (7.28% Trust Common Securities; 1,052,000 authorized, issued, and outstanding; $25 liquidation amount per security)	26,300	26,300
Total Stockholders’ Equity	876,300	876,300
Total Liabilities and Stockholders’ Equity	$892,249	$876,300
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2013	March 31, 2012
EARNINGS
Interest on affiliate partnership preferred securities	$15,949	$15,949

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

PREFERRED SECURITIES
Balance, beginning and end of period	$850,000	$850,000

COMMON SECURITIES
Balance, beginning and end of period	26,300	26,300

UNDISTRIBUTED EARNINGS
Balance, beginning of period	—	—
Earnings	15,949	15,949
Distributions	—	(15,949)
Distributions payable	(15,949)	—
Balance, end of period	—	—
Total Stockholders’ Equity	$876,300	$876,300
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$15,949	$15,949
Change in interest receivable from affiliate	(15,949)	—
Cash provided by operating activities	—	15,949

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	—	(15,949)
Cash used for financing activities	—	(15,949)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Distributions accrued but not paid at March 31, 2013 and March 31, 2012 were $15,949 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST V
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013
Merrill Lynch Preferred Capital Trust V (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended. Merrill Lynch & Co., Inc. (the “Company”) is the sole owner of the Trust common securities. The Company is a wholly-owned subsidiary of Bank of America Corporation ("Bank of America").

The Company reported the following in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013: As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge the Company with and into Bank of America Corporation. There is no assurance such merger will occur or the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012.
BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Trust for the year ended December 31, 2012. The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding V, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. Income on the Partnership Preferred Securities is accrued when earned. At March 31, 2013, the estimated fair value of the Partnership Preferred Securities is approximately $1,107 million, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities.

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31, 2013	December 31, 2012

ASSETS

Investments:
Affiliate debentures	$1,020,640	$1,020,640
U.S. Government and agencies	10,318	10,314
Total investments	1,030,958	1,030,954
Interest receivable from affiliates	18,576	—
Total Assets	$1,049,534	$1,030,954

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Distributions payable	$18,576	$—

PARTNERS’ CAPITAL
Limited partnership interest	876,300	876,300
General partnership interest	154,658	154,654
Total Partners’ Capital	1,030,958	1,030,954
Total Liabilities and Partners' Capital	$1,049,534	$1,030,954
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

EARNINGS
Interest income:
Affiliate debentures	$18,576	$18,576
U.S. Government and agencies	4	2
Earnings	$18,580	$18,578

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

LIMITED PARTNER’S CAPITAL
Balance, beginning of period	$876,300	$876,300
Earnings allocated to limited partner	15,949	15,949
Distributions	—	(15,949)
Distributions payable	(15,949)	—
Balance, end of period	876,300	876,300

GENERAL PARTNER’S CAPITAL
Balance, beginning of period	154,654	154,652
Earnings allocated to general partner	2,631	2,629
Distributions	—	(2,627)
Distributions payable	(2,627)	—
Balance, end of period	154,658	154,654
TOTAL PARTNERS’ CAPITAL	$1,030,958	$1,030,954
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	FOR THE THREE MONTHS ENDED
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings	$18,580	$18,578
Accretion of interest on securities issued by U.S. Government and agencies	(4)	(2)
Change in interest receivable from affiliates	(18,576)	—
Cash provided by operating activities	—	18,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	—
Maturities of investment securities	—	—
Cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partner	—	(15,949)
Distributions to general partner	—	(2,627)
Cash used for financing activities	—	(18,576)

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Distributions accrued but not paid at March 31, 2013 and March 31, 2012 were $18,576 and $0, respectively.
See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING V, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013
Merrill Lynch Preferred Funding V, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended. Merrill Lynch & Co. Inc. (the “Company”) is the sole general partner of the Partnership. The Company is a wholly-owned subsidiary of Bank of America Corporation ("Bank of America").

The Company reported the following in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013: As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge the Company with and into Bank of America Corporation. There is no assurance such merger will occur or the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a complete discussion of significant accounting policies, refer to the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2012. The interim condensed financial statements for the three month periods are unaudited; however, all adjustments necessary for a fair presentation of the condensed financial statements have been included.
INVESTMENTS
The Partnership’s investment in affiliate debentures is recorded at cost. Its investment in U.S. Government and agency securities is recorded at accreted cost and matures within one year. At March 31, 2013, the estimated fair value of the investment in affiliate debentures was approximately $1,289 million, which is classified as Level 2 in the fair value hierarchy per Accounting Standards Codification 820, Fair Value Measurement and Disclosures ("Fair Value Accounting"). This fair value was estimated based on current market interest rates and credit spreads for the Company's debt with similar terms and maturities. At March 31, 2013, the fair value of the investment in U.S. Government and agency securities, which is classified as Level 1 in the fair value hierarchy under Fair Value Accounting, approximated its carrying value.

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
The Trust

The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has evaluated the effectiveness of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Trust has concluded that the Trust's disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

In addition, no change in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
The Partnership

The person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the person who functions as the equivalent of the Chief Executive Officer and the Chief Financial Officer of the Partnership has concluded that the Partnership's disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act, within the time periods specified in the SEC's rules and forms.

In addition, no change in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Trust's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 14, 2013

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

101
The following materials from Merrill Lynch Preferred Capital Trust V and Merrill Lynch Preferred Funding V, L.P. Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Earnings, (iii) the Condensed Statements of Changes in Stockholders' Equity / Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) the Note to Condensed Financial Statements.(1)(2)

(1) Filed herewith.

(2) These interactive data files shall not be deemed filed for purposes of Section 11or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act 1934, as amended, or otherwise subject to liability under those sections.